Form 10QSB
period 1998-03-31
ROSEDALE DECORATIVE PRODUCTS LTD
filed 1998-07-15
CIK 1051357

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from _______________ TO _______________.

                                    333-44747
                            (Commission File Numbers)

                        ROSEDALE DECORATIVE PRODUCTS LTD.
             (Exact name of registrant as specified in its charter)

              Ontario, Canada                                  5110
      (State or other jurisdiction of              (Primary Standard Industrial
      incorporation or organization)                Classification Code Number)

                               731 Millway Avenue
                                Concord, Ontario
                                 Canada L4K 3S8
                    (Address of principal executive offices)

                                 (619) 794-2602
              (Registrants' telephone number, including area code)

                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

         As of July 14, 1998, 2,500,000 shares of Common Stock, par value $.01 per share, of Rosedale Decorative Products Ltd. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                     TABLE OF CONTENTS

       Interim Combined Balance Sheet as of March 31, 1998 and March 31, 1997                   3 - 4

       Interim Combined Statement of Income for the period ended March 31, 1998
         and March 31, 1997                                                                         5

       Interim Combined Statement of Cash Flows for the period ended
           March 31, 1998   and March 31, 1997                                                  6 - 7

       Interim Combined Statement of Stockholders' Equity for the period ended
              March 31, 1998 and March 31, 1997                                                     8

       Notes to Interim Combined Financial Statements                                          9 - 22


ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Combined Balance Sheet
As of March 31,
(Amounts expressed in US dollars)
(Unaudited)

                                                                                      1998                1997
                                                                                        $                   $
                                     ASSETS
       CURRENT ASSETS

           Cash                                                                    179,427             400,235
           Accounts receivable (note 2)                                          6,950,599           4,182,970
           Inventory (note 3)                                                    5,723,775           5,996,220
           Prepaid expenses and sundry assets                                      424,821             337,384
                                                                                ----------          ----------
                                                                                13,278,622          10,916,809

       LOANS RECEIVABLE FROM AFFILIATED
         COMPANIES (note 4)                                                         39,487              58,958

       DEFERRED PRODUCT COSTS (note 5)                                             259,506             146,304

       DEFERRED POLICY COSTS (note 6)                                              184,251             125,108

       MORTGAGES RECEIVABLE (note 7)                                               417,368             377,765

       PROPERTY, PLANT AND EQUIPMENT (note 8)                                    2,000,594           1,446,829
                                                                                ----------          ----------
                                                                                16,179,828          13,071,773
                                                                                ----------          ----------
                                                                                ----------          ----------




  The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Combined Balance Sheet
As of March 31,
(Amounts expressed in US dollars)
(Unaudited)

                                                                                      1998                1997
                                                                                        $                   $
                                   LIABILITIES
       CURRENT LIABILITIES

           Bank indebtedness (note 9)                                            4,485,280           3,747,105
           Accounts payable and accrued expenses
                (note 10)                                                        5,868,378           4,637,735
           Income taxes payable                                                    508,372             112,652
           Current portion of long-term debt (note 11)                              55,491              64,026
                                                                                ----------          ----------
                                                                                10,917,521           8,561,518

       LONG-TERM DEBT (note 11)                                                  1,004,495             862,730

       LOANS PAYABLE TO STOCKHOLDERS                                               240,746             249,695

       ADVANCES FROM DIRECTORS (note 13)                                         1,557,417           1,664,435

       DEFERRED INCOME TAXES                                                       191,998             142,300
                                                                                ----------          ----------
                                                                                13,912,177          11,480,678
                                                                                ----------          ----------

                              STOCKHOLDERS' EQUITY

       CAPITAL STOCK (note 14)                                                         163                 163

       CUMULATIVE TRANSLATION ADJUSTMENT                                         (197,727)             135,181

       RETAINED EARNINGS                                                         2,465,215           1,455,751
                                                                                ----------          ----------
                                                                                 2,267,651           1,591,095
                                                                                ----------          ----------
                                                                                16,179,828          13,071,773
                                                                                ----------          ----------
                                                                                ----------          ----------



  The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Combined Statement of Income
For the period ended March 31,
(Amounts expressed in US dollars)
(Unaudited)

                                                                              Three-months        Three-months
                                                                                 March 31,           March 31,
                                                                                      1998                1997
                                                                                        $                   $
       SALES                                                                     6,506,589           4,925,180

       COST OF SALES                                                             4,078,108           2,920,969
                                                                                ----------          ----------
       GROSS PROFIT                                                              2,428,481           2,004,211
                                                                                ----------          ----------
       OPERATING EXPENSES

           General and administrative                                              522,362             377,928
           Selling                                                                 510,243             500,082
           Design studio                                                           173,860             268,516
           Book development costs                                                   50,892             102,414
           Amortization                                                            157,793             182,158
                                                                                ----------          ----------

       TOTAL OPERATING EXPENSES                                                  1,415,150           1,431,098
                                                                                ----------          ----------

       OPERATING INCOME                                                          1,013,331             573,113
           Interest expense                                                        131,181              54,956
                                                                                ----------          ----------

       INCOME BEFORE INCOME TAXES                                                  882,150             518,157

           Income taxes (note 15)                                                  353,000             198,642
                                                                                ----------          ----------
       NET INCOME                                                                  529,150             319,515
                                                                                ----------          ----------
                                                                                ----------          ----------
       Pro Forma Earnings Per Share (note 14)                                         0.20                0.12
                                                                                ----------          ----------
                                                                                ----------          ----------




   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Combined Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

                                                                              Three-months        Three-months
                                                                                  March 31           March 31,
                                                                                      1998                1997

                                                                                        $                   $

       Cash flows from operating activities:

           Net income                                                              529,150             319,515
                                                                               -----------          ----------

           Adjustments to reconcile net income to net cash provided by operating activities:

           Amortization                                                            157,793             182,158
           (Increase) decrease in deferred product costs                           381,523           (146,304)
           (Increase) in accounts receivable                                   (2,266,687)           (268,207)
           (Increase) decrease in inventory                                      1,470,056             281,779
           (Increase) in prepaid expenses and sundry assets                      (244,725)           (201,525)
           Increase (decrease) in accounts payable and accrued expenses          (873,053)           (833,071)
           Increase (decrease) in income taxes payable                             335,833            (87,777)
           Increase in deferred income taxes                                         1,436             113,116
                                                                               -----------          ----------

                Total adjustments                                              (1,037,824)           (959,831)
                                                                               -----------          ----------

           Net cash provided by (used in) operating activities                    (508,674)          (640,316)
                                                                               -----------          ----------

       Cash flows from investing activities:

           Increase in deferred policy costs                                       (1,378)               1,260
           Purchases of property, plant and equipment                            (227,518)           (185,959)
           Increase in mortgages receivable                                       (14,684)           (377,765)
                                                                               -----------          ----------

           Net cash used in investing activities                                 (243,580)           (562,464)
                                                                               -----------          ----------
                                                                               -----------          ----------




   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Combined Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

                                                                              Three-months        Three-months
                                                                                 March 31,           March 31,
                                                                                      1998                1997

                                                                                        $                   $

       Cash flows from financing activities:

            Proceeds from bank indebtedness                                         514,337            148,325
            (Repayment of) proceeds from loans with affiliated companies            (2,602)              5,586
            Proceeds from long-term debt                                           (19,610)           (64,051)
            Repayment of stockholders' loans                                         17,625            (2,514)
            Proceeds from loans with directors                                        1,801            194,369
                                                                               ------------         ----------

            Net cash provided by financing activities                               511,551            281,715
                                                                               ------------         ----------

       Effect of foreign currency exchange rate changes                            (22,525)            241,477
                                                                               ------------         ----------

       Net (decrease) increase in cash and cash equivalents                       (263,228)          (679,588)

       Cash and cash equivalents, January 1                                         442,655          1,079,823
                                                                               ------------         ----------

       End of three month period ended March 31                                     179,427            400,235
                                                                               ------------         ----------
                                                                               ------------         ----------

       Income taxes paid                                                             17,166             15,180
                                                                               ------------         ----------
                                                                               ------------         ----------

       Interest paid                                                                 83,169             54,956
                                                                               ------------         ----------
                                                                               ------------         ----------




  The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Combined Statements of Stockholders' Equity
(Amounts expressed in US dollars)
(Unaudited)

                                                          Common
                                          Class A          Stock                                    Cumulative
                                        Number of      Number of                       Retained    Translation
                                           Shares         Shares          Amount       Earnings    Adjustments
                                      -----------    -----------     -----------    -----------    -----------
                                                                              $              $              $

       Balance as of March 31, 1997            20            220             163      1,455,751        135,181

       Foreign currency translation            -              -               -              -       (310,386)

       Net income for the nine-month
        period to December 31, 1997            -              -               -         480,314             -
                                      -----------    -----------     -----------    -----------    -----------

       Balance as of December 31,
        1997                                   20            220             163      1,936,065      (175,205)

       Foreign currency translation            -              -               -              -        (22,522)

       Net income for the three-month
        period to March 31, 1998               -              -               -         529,150             -
                                      -----------    -----------     -----------    -----------    -----------

       Balance as of March 31,
        1998                                   20            220             163      2,465,215      (197,727)
                                      -----------    -----------     -----------    -----------    -----------
                                      -----------    -----------     -----------    -----------    -----------




  The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Combined Financial Statements
(Amounts expressed in US dollars)
(Unaudited)

       1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           a)   Basis of Presentation

                These financial statements combine the accounts of the following companies as at the respective interim fiscal periods:

                Ontario Paint & Wallpaper Limited        March 31, 1998 and 1997
                Rosedale Wallcoverings and Fabrics Inc.  March 31, 1998 and 1997

                All material inter-company accounts and transactions have been eliminated. (see note 14)

           b)   Principal Activities

                The companies, Ontario Paint and Wallpaper Limited and Rosedale Wallcoverings and Fabrics Inc. were incorporated in Canada on December 3, 1971 and April 7, 1981 respectively. The companies are principally engaged in the designing, manufacturing and marketing of wallpapers and decorative fabrics in Canada, U.S. and Europe.

           c)   Deferred Product costs

                Expenditures relating to the design and distribution of wallpaper and fabric sample books consisting book development and design costs relating to collections that have not been launched are deferred and amortized over a three-year period on a straight-line basis. Proceeds from the sale of sample books are offset against the book development costs when received.

           d)   Cash and Cash Equivalents (Bank Indebtedness)

                Cash and cash equivalents (bank indebtedness) includes cash on hand, amounts due from and to banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amounts approximate fair values because of the short maturity of those instruments.

           e)   Other Current Financial Instruments

                The carrying amount of the companies' accounts receivable and payable approximates fair value because of the short maturity of these instruments.

           f)   Long-term Financial Instruments

                The fair value of each of the companies' long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the companies' current borrowing rate for similar instruments of comparable maturity would be.

           g)   Inventory

                Inventory is valued at the lower of cost and fair market value. Cost is determined on the first-in, first-out basis.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Combined Financial Statements
(Amounts expressed in US dollars)
(Unaudited)

       1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont'd)

           h)   Property, Plant and equipment

                Property, plant and equipment are recorded at cost and are amortized on the basis of their estimated useful lives at the undernoted rates and methods:

                Leasehold improvements                        10%                               Straight-line
                Cylinders and related design costs            5 years                           Straight-line
                Equipment furniture and fixtures              20%                           Declining balance
                Computer equipment                            30% and 20%                   Declining balance
                Automobile                                    30%                           Declining balance

Amortization for assets acquired during the year is recorded at one-half of the indicated rates, which approximate when they were put into use.

           i)   Income taxes

                The companies account for income tax under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

           j)   Foreign Currency Translation

                The companies maintain their books and records in Canadian dollars. Foreign currency transactions are translated using the temporal method. Under this method, all monetary items are translated into Canadian funds at the rate of exchange prevailing at balance sheet date. Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses are included in the determination of earnings for the year.

                The translation of the financial statements from Canadian dollars ("CDN $") into United States dollars is performed for the convenience of the reader. Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been, or could be, converted into United Sates dollars at the rates on the respective dates and or at any other certain rates. Adjustments resulting from the translation are included in the cumulative translation adjustments in stockholders' equity.

           k)   Sales

                Sales represent the invoiced value of goods supplied to customers. Sales are recognized upon delivery of goods and passage of title to customers.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Combined Financial Statements
(Amounts expressed in US dollars)
(Unaudited)

       1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont'd)

           l)   Net Income Per Weighted Average Common Stock

                Net income per common stock is computed by dividing net income for the year by the weighted average number of common stock outstanding as presented on a pro-forma basis as explained in note 14 (d).

           m)   Use of Estimates

                The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           n)   Accounting Changes

                On January 1, 1997, the companies adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 did not have a material impact on the companies' result of operations.

           n)   Accounting Changes   (cont'd)

                In December 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for stock-based compensation to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. SFAS No. 123 is effective for financial statements for fiscal years beginning after December 15, 1995. The companies have adopted the disclosure provisions of SFAS No. 123.

       2.  ACCOUNTS RECEIVABLE

                                                                                         1998             1997

                                                                                           $                $

           Accounts receivable                                                      6,844,996        5,174,136
           Less:  Allowance for doubtful accounts                                     105,603          991,166
                                                                                    ---------        ---------

           Accounts receivable, net                                                 6,950,599        4,182,970
                                                                                    ---------        ---------
                                                                                    ---------        ---------

           During 1997, two accounts receivable amounting to approximately $780,000, previously provided for were written off against the allowance for doubtful accounts.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Combined Financial Statements
(Amounts expressed in US dollars)
(Unaudited)

       3.  INVENTORY

                                                                                         1998             1997

                                                                                           $                $
           Inventory comprised the following:

                Raw materials                                                         102,742          98,681
                Finished goods                                                      5,621,033       5,897,539
                                                                                    ---------       ---------

                                                                                    5,723,775       5,996,220
                                                                                    ---------       ---------
                                                                                    ---------       ---------

       4.  LOANS RECEIVABLE FROM AFFILIATED COMPANIES

           The loans receivable from affiliated companies which are related through common ownership bear interest at prime plus 1.5%, have no specific repayment terms, and are not expected to be repaid prior to October 1, 1999.

       5.  DEFERRED PRODUCT COSTS

                                                                                         1998            1997

                                                                                           $               $

           Book development costs                                                     848,996         146,304
           Deferred software costs                                                     62,915              -
                                                                                    ---------       ---------

           Cost                                                                       911,911         146,304
                                                                                    ---------       ---------


           Less:  Accumulated amortization

                  Book development costs                                              634,821              -
                  Deferred software costs                                              17,584              -
                                                                                    ---------       ---------

                                                                                      652,405              -
                                                                                    ---------       ---------

           Net Deferred Product Costs                                                 259,506         146,304
                                                                                    ---------       ---------
                                                                                    ---------       ---------


       6.  DEFERRED POLICY COSTS

           Deferred policy costs represents the prepaid portion of premiums on the life insurance policies referred to in note 20.

           ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Combined Financial Statements
(Amounts expressed in US dollars)
(Unaudited)

       7.  MORTGAGES RECEIVABLE

           Second mortgages from companies related through common ownership, secured by land and buildings, bear interest at 9% and are payable on demand. No repayments are expected prior to April 1, 1999.

                                                                                         1998            1997

                                                                                           $               $

           1216748 Ontario Inc.                                                       230,909         197,610
           1217576 Ontario Inc.                                                       186,459         180,155
                                                                                    ---------       ---------

                                                                                      417,368         377,765
                                                                                    ---------       ---------
                                                                                    ---------       ---------

           The fair value of the mortgages receivable is estimated to be $350,000.

       8.  PROPERTY, PLANT AND EQUIPMENT

                                                                                         1998            1997

                                                                                           $               $

           Leasehold improvements                                                      31,565          32,374
           Automobile                                                                  20,208          20,725
           Equipment and furniture                                                    257,793         263,690
           Furniture and fixtures                                                     306,165         294,720
           Computer and equipment                                                     345,268         329,347
           Cylinders and related design costs                                       3,240,592       2,428,827
                                                                                    ---------       ---------

           Cost                                                                     4,201,591       3,369,683
                                                                                    ---------       ---------

           Less:  Accumulated amortization

                  Leasehold improvements                                               11,319           8,372
                  Automobile                                                           16,884          15,854
                  Equipment and furniture                                             190,189         176,772
                  Furniture and fixtures                                              203,920         182,574
                  Computer and equipment                                              238,728         213,128
                  Cylinders and related design costs                                1,539,957       1,326,154
                                                                                    ---------       ---------

                                                                                    2,200,997       1,922,854
                                                                                    ---------       ---------

           Net Assets                                                               2,000,594       1,446,829
                                                                                    ---------       ---------
                                                                                    ---------       ---------

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Combined Financial Statements
(Amounts expressed in US dollars)
(Unaudited)

       9.  BANK INDEBTEDNESS

           The companies have available credit facilities up to a maximum of $5,700,000 ($7,910,000 Canadian), which bear interest at rates varying between the bank's prime rate and prime plus 1.5%. The indebtedness is secured by general assignments of book debts, pledge of inventory under Section 427 of the Bank Act of Canada, general security agreements providing a first floating charge over all assets, guarantees and postponement of claims to a maximum of $722,000 each from two officers, guarantees and postponement of claims to a maximum of $1,450,000 from the parent companies, guarantees from affiliated companies up to $595,000, assignment of life insurance of $1,450,000 on the lives of two key officers and assignment of fire insurance.

       10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                                         1998             1997

                                                                                           $                $
           Accounts payable and accrued expenses is comprised of the following:

                Trade payables                                                      5,505,476        4,388,784
                Accrued expenses                                                      362,902          248,951
                                                                                    ---------        ---------

                                                                                    5,868,378        4,637,735
                                                                                    ---------        ---------
                                                                                    ---------        ---------

       11. LONG-TERM DEBT

                                                                                         1998             1997

                                                                                           $                $
           a)   Settlement Payable

                Settlement of a claim initiated by a third party payable $7,242 monthly.  The fair value of the settlement payable is
                    estimated to be $138,000                                          145,621         165,231
                                                                                    ---------       ---------

                                                                                         1998            1997

                                                                                           $               $

                Balance forward                                                       145,621         165,231

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Combined Financial Statements
(Amounts expressed in US dollars)
(Unaudited)

       11. LONG-TERM DEBT (cont'd)

           b)   Insurance Loan

                Amount in excess of cash surrender values of life insurance policies (note 20) which is payable on demand but is
                     expected to become due for payment in the year 2004. The
                    loan bears interest at prime plus 1.5% and is secured by
                    letters of guarantee from a major Canadian Chartered Bank
                    and a second collateral mortgage on the assets of the
                    companies                                                         914,365         761,525
                                                                                    ---------       ---------

                                                                                    1,059,986         926,756

                Less:  Current portion                                               (55,491)        (64,026)
                                                                                    ---------       ---------

                Long-term portion                                                   1,004,495         862,730
                                                                                    ---------       ---------
                                                                                    ---------       ---------



       12. LOANS PAYABLE TO STOCKHOLDERS

           Stockholder's advances are secured by general security agreements, bears interest at prime plus 1.5%, have no specific repayment terms, and the stockholders are not expected to demand repayment prior to April 1, 1999.

       13. ADVANCES FROM DIRECTORS

           Advances from directors are secured by general security agreements, bears interest at prime plus 1.5%, have no specific repayment terms, and the directors are not expected to demand repayment prior to April 1, 1999.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Combined Financial Statements
(Amounts expressed in US dollars)
(Unaudited)

       14. CAPITAL STOCK

           a)   Ontario Paint & Wallpaper Limited

                Authorized

                  500,020   Class A Preference shares, 8% non-cumulative, non-
                               voting, redeemable at $12,500 per share
                   25,000   Class B Preference shares, 8% non-cumulative, non-
                               voting, redeemable at paid up amount
                  249,980   Common shares

                Issued

                                                                                         1998             1997

                                                                                           $                $

                             20   Class A Preference shares                                 1                1
                             20   Common shares                                             2                2
                                                                                    ---------        ---------

                                                                                            3                3
                                                                                    ---------        ---------
                                                                                    ---------        ---------


           b)   Rosedale Wallcoverings and Fabrics Inc.

                Authorized

                  3,600 Preference shares, 9% non-cumulative, non-voting, redeemable at the amount paid up plus a premium of 10%

                  4,000   Common shares

                Issued

                                                                                         1998             1997

                                                                                           $                $

                       200   Common shares                                                160              160
                                                                                    ---------        ---------
                                                                                    ---------        ---------

           c)   Issued - Combined

                                                                                         1998             1997

                                                                                           $                $

                        20   Class A Preference shares                                      1                1
                       220   Common shares                                                162              162
                                                                                    ---------        ---------

                                                                                          163              163
                                                                                    ---------        ---------
                                                                                    ---------        ---------

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Combined Financial Statements
(Amounts expressed in US dollars)
(Unaudited)

       14. CAPITAL STOCK   (cont'd)

           d)   Weighted Average Number of Common Shares

                On May 14, 1997, a newly incorporated holding company, Rosedale Decorative Products Ltd. (the "Registrant"), was formed by the shareholders of the companies for the purpose of consolidating and reorganizing their 100% ownership interests in anticipation of an initial public offering. This reorganization will be carried out using the pooling of interests method.

                For the purpose of determining earnings per share, the weighted average number of common shares has been presented on a pro-forma basis, on the assumption that the reorganisation was completed as at March 31, 1998.

                This reorganization will result in the transfer of all the outstanding common shares of the parent companies of Ontario and Rosedale current held by the Fine and Ackerman families to the Registrant in exchange for 1,500,000 common shares of the Registrant.

                After giving effect to the above transaction, there will be 1,500,000 issued common shares of the Registrant prior to the public offering. Subsequent to March 31, 1998, the Company issued 1,100,000 common shares to the public.

                Accordingly, the earnings per share data are presented herein on a pro-forma basis assuming that the weighted average number of shares issued is 2,600,000.

       15. INCOME TAXES

                                                                                       1998               1997

                                                                                         $                  $

            a)  Current                                                             303,302             56,342
                Deferred                                                             49,698            142,300
                                                                                  ---------          ---------

                                                                                    353,000            198,642
                                                                                  ---------          ---------
                                                                                  ---------          ---------


           b) Deferred income taxes represented the tax charges derived from temporary differences between amortization of property, plant and equipment and amounts deducted from taxable income.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Combined Financial Statements
(Amounts expressed in US dollars)
(Unaudited)

       15. INCOME TAXES (cont'd)

           c) Rosedale has operating losses of approximately $770,000 which is expected to he used to reduce future taxable income. The potential tax benefit relating to the losses have been recognized in the accounts to the extent that they reduce deferred taxes. The deductibility of these losses if available expires as follows:

                2001                                                                          $  432,000
                2002                                                                             312,000
                2004                                                                              26,000
                                                                                              ----------
                                                                                                $770,000

                                                                                              ----------
                                                                                              ----------

                Rosedale has been reassessed by Revenue Canada and the Province of Ontario for fiscal year ended December 31, 1993 and December 31, 1994 in the amount of approximately $690,000 [see note 18
                (b)]. Should the assessments be upheld, the benefits of these losses may not be realized.

       16. RELATED PARTY TRANSACTIONS

           Amounts due from or paid to companies which are related through common ownership.

                                                                                      1998                1997

                                                                                        $                   $

           Loan - 966578 Ontario Inc.                                                  12,747               -
           Loan - 976168 Ontario Inc.                                                  24,651           25,281
           Mortgage receivable - 1216748 Ontario Inc.                                 230,920          197,610
           Mortgage receivable - 1217576 Ontario Inc.                                 186,459          180,155
           Rent paid - 966578 Ontario Inc.                                              4,236            4,334

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Combined Financial Statements
(Amounts expressed in US dollars)
(Unaudited)

       17. SEGMENTED INFORMATION

           Rosedale is engaged primarily in the design, manufacturing, marketing, and distribution and Ontario is engaged primarily in the marketing and distribution of wallpaper and designer fabrics.

           a) The breakdown of sales by geographic area is as follows:

                Period ended March 31, 1998
                ---------------------------

                United States of America                                                         $   3,392,122
                Canada                                                                               2,375,704
                Other                                                                                  738,763
                                                                                                 -------------

                                                                                                 $   6,506,589
                                                                                                 -------------
                                                                                                 -------------

                Period ended March 31, 1997
                ---------------------------

                United States of America                                                         $   2,405,395
                Canada                                                                               1,800,257
                Other                                                                                  719,528
                                                                                                 -------------


                                                                                                 $   4,925,180
                                                                                                 -------------
                                                                                                 -------------

           a) The companies' accounting records do not readily provide information on net income by geographic area. Management is of the opinion that the proportion of net income based principally on sales, presented below, would fairly present the results of operations by geographic area.

                Period ended March 31, 1998
                ---------------------------

                United States of America                                                         $     275,865
                Canada                                                                                 193,205
                Other                                                                                   60,080
                                                                                                 -------------

                                                                                                 $     529,150
                                                                                                 -------------
                                                                                                 -------------

                Period ended March 31, 1997
                ---------------------------

                United States of America                                                         $     156,047
                Canada                                                                                 116,789
                Other                                                                                   46,679
                                                                                                 -------------

                                                                                                 $     319,515
                                                                                                 -------------
                                                                                                 -------------

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Combined Financial Statements
(Amounts expressed in US dollars)
(Unaudited)

17.    SEGMENTED INFORMATION (cont'd)

           b) The breakdown of identifiable assets by geographic area is as follows:

                Year ended December 31, 1997
                ----------------------------

                United States of America                                                         $   1,933,015
                Canada                                                                              12,413,197
                Other                                                                                1,833,616
                                                                                                 -------------

                                                                                                 $  16,179,828
                                                                                                 -------------
                                                                                                 -------------

                Year ended December 1996
                ------------------------

                United States of America                                                         $     983,932
                Canada                                                                              11,410,711
                Other                                                                                  677,130
                                                                                                 -------------

                                                                                                 $  13,071,773
                                                                                                 -------------
                                                                                                 -------------

           c) Sales to major customers are as follows:

                                                                                           1998           1997

                Sales                                                                 1,354,454        895,016
                                                                                  -------------  -------------

                % of total sales                                                            21%            18%
                                                                                  -------------  -------------

                Amounts included in accounts receivable                           $     907,146  $     437,708
                                                                                  -------------  -------------

           d) Purchases from major suppliers are as follows:

                                                                                           1998           1997

                Purchases                                                         $   1,273,878  $     943,816
                                                                                  -------------  -------------

                % of total purchases                                                        45%            50%
                                                                                  -------------  -------------

                Amounts included in accounts payable                               $  2,567,096   $  1,733,603
                                                                                  -------------  -------------

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Combined Financial Statements
(Amounts expressed in US dollars)
(Unaudited)

       18. CONTINGENCIES

           a) The company is contingently liable under contested lawsuits amounting to approximately $31,000. Management is of the opinion that the company's defence is meritorious and the lawsuit will result in no material loss. Accordingly, no provision is included in the accounts for possible related losses. Should any expenditures be incurred by the company for resolution of these lawsuits, it will be charged to the operations of the year in which such expenditures are incurred.

           b) Rosedale has been re-assessed by Revenue Canada and the Province of Ontario for fiscal years ended December 31, 1993 and December 31, 1994 for additional taxes estimated to be $690,000. The company has objected to these re-assessments and has no obligation to pay the portion relating to Revenue Canada in the amount of $450,000 until the objections have been processed. No provision has been made in the accounts for the additional taxes.

       19. COMMITMENTS

           Minimum payments under operating leases for premises amount to approximately $330,000 per annum, exclusive of insurance and other occupancy charges. The leases expire on October 31, 2004. The future minimum lease payments over the next four years are as follows:

           Payable during the following periods:

               Within one year                                                                $        329,787
               Over one year but not exceeding two years                                               329,787
               Over two years but not exceeding three years                                            329,787
               Over three years but not exceeding four years                                           329,787
               Over four years but not exceeding five years                                            329,787
               Thereafter                                                                              661,065
                                                                                              ----------------

                                                                                               $     2,310,000
                                                                                              ----------------
                                                                                              ----------------

       20. LIFE INSURANCE POLICIES

           The companies are the beneficiaries of life insurance policies with The Prudential of America Life Insurance Company (Canada) ("PruCan") taken out on the lives of three of the officers for a total insured value of $22 million. In consideration for this benefit, the companies agreed to fund the premiums payable on the policies. Funding is being provided by advances from the Laurentian Bank of Canada ("Laurentian").

           The Laurentian has a legal right of set-off of the cash surrender values of the life insurance policies against the debt owing to it by the companies. Accordingly the related assets and liabilities have been offset in the financial statements.

           The amounts offset were as follows:

           Cash surrender value of life insurance policies                                $     2,030,532
           Advances                                                                       $    (2,030,532)

           The amount in excess of the cash surrender value of the life insurance policies is included in long-term debt (see note 11).

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Combined Financial Statements
(Amounts expressed in US dollars)
(Unaudited)

       20. LIFE INSURANCE POLICIES (cont'd)

           The advances from Laurentian are payable on demand but are expected to become due for payment in the year 2004. The companies are liable for the interest on the advances. Security is provided by first charges on the insurance policies, letters of credit from a major Canadian chartered bank and general security agreements creating a second charge over all corporate assets.

       21. FOREIGN EXCHANGE CONTRACTS

           As at March 31, 1998, the Company had outstanding foreign exchange contracts to sell U.S. dollars to the National Bank of Canada to hedge against fluctuations in foreign currency. The purpose of the Company's foreign exchange hedging activities is to protect the Company from the risk that the eventual dollar net cash inflows resulting from the sale and purchase of products in foreign currencies will not be adversely affected by changes in exchange rates. It is the Company's policy to use derivative financial instruments to reduce foreign risks. Fluctuations in the value of these hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged. As the contracts are settled, the related gains or losses, if any, will be reported in the statements of financial position and income. Since these contracts are expected to settle in the time period from April 1, 1998 through December 31, 1998, there is no impact on the financial statements for the period ended March 31, 1998. There is a potential risk of non-performance by the National Bank of Canada, the financial institution that the Company has the Foreign Forward Exchange Contracts with. However, given the National Bank's prominence and financial condition, the Company believes that this risk is insignificant. The Company had no contracts outstanding with maturities beyond one year. The cash requirements arise as the contracts are exercised to the value of $6,970,000 (in varying amounts from April through December 1998). The following table presents the aggregate notional principal amounts, carrying values and fair values of the Company's foreign exchange contracts outstanding at March 31, 1998. Deferred gains and losses on forward exchange contracts are recognized in earnings when the future purchases and sales being hedged are recognized. The Company does not hold or issue financial instruments for trading purposes. The estimated fair values of the derivatives used to hedge the Company's risks will fluctuate over time.

                             March 31, 1998                                               March 31, 1997
                      ----------------------------                                 ---------------------------
           Forward          Notional                                      Forward       Notional
           Exchange        Principal      Carrying           Fair        Exchange      Principal      Carrying
           Contracts         Amounts         Value         Values       Contracts        Amounts        Values
         -----------     -----------   -----------    -----------     -----------    -----------   -----------

           1998           $6,970,000            -      ($363,600)              -              -             -

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           Of Operations

Results of Operations

         Three months ended March 31, 1998 compared to three months ended March 31, 1997.

         Revenues for the three months ended March 31,1998 were $6,506,589, a 32.1% increase over prior year revenues of $4,925,180. This increase was due to greater acceptance of product lines in the market, increased market share from retail chains, increased residential real estate sales and expansion of the export market coupled with the improving economic climate in North America.

         Gross profit for the company for the three months ended March 31, 1998 was 37.32% of sales, a reduction as compared to the same period one year ago, which was 40.69%. This decrease in gross profit margin can be attributed to a change in sales mix due to an increase in sales to large retail chains, which buy larger volumes at smaller profit margins.

         Selling expenses for the Company increased by 2.03%, from $500,082 to $510,243 for the three month period ended March 31, 1998 as compared to the three month period ended March 31, 1997. This increase is attributable to an increase in sales affecting commissions and warehouse costs.

         General and administrative expenses for the Company increased by 38.22% to $522,362 for the three months ended March 31, 1998 from $377,928 for the three months ended March 31, 1997. In 1997, the Company recorded a bad debt recovery in the amount of $79,132. This extraordinary item distorts the results for the period ended March 31, 1997. Exclusive of such extraordinary item the Company's general and administrative expense increased by approximately $65,000. This increase can be attributed mostly to the fact that in the first quarter of 1998, government employee benefits increased by 42% over last year as the method of calculation was changed. A portion of this increase however, will be recovered later in the year.

         Rosedale develops wallpaper and fabric sample books, which are created for each collection and sold through distributors. The majority of expenditures for the creation of sample books are incurred in the quarter before the introduction of a collection. Some expenditures are incurred as early as six to eight months in advance. Revenues generated from the sale of sample books are netted from the costs incurred in the same period and the net amount is shown on the income statement. Because expenditures are made in the quarter before the launch of a collection, there is not always a matching of revenues and expenses e.g. costs for a January launch would be recorded in the following year. The Company ensures that there are firm orders in place from customers before significant expenditures are incurred to produce the sample books. Therefore, there is little speculative risk in their production. Book development costs for the three month period ended March 31, 1998 was $50,892, compared to $102,414 for the same period last year.

         Design studio expenses for the Company decreased by 35.25% to $173,860 for the three months ended March31, 1998 versus $268,516 for the same period last year. This reduction is attributable to lower staff requirements as a result of the implementation of the computer-aided design ("CAD") computer system for the studio.

         Operating income for the three months ended March 31, 1998 increased 76.81% to $1,013,331 from $575,113 for the three months ended March 31, 1997. This related directly to the increase in sales.

         Interest expense for the Company for the three months ended March 31, 1998 increased 138.7% to $131,181 from $54,956 for the three months ended March 31, 1997. This increase in interest expense is directly attributable to higher interest rates and increased borrowings. In addition, in the period March 31, 1998, the Company has included premiums on insurance policies on the lives of two of its officers and one principal shareholder in the aggregate amount of $48,012 as an interest expense.

         Net income for the three months ended March 31, 1998 increased 65.61% over the same period in the prior year. The improvement is attributable to an improved mix of sales and a positive rationalization of costs.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is involved in legal proceedings with Revenue Canada. The Revenue Canada proceeding involves the Company's challenge to a Revenue Canada decision to disallow a business loss deduction taken by Rosedale for losses it incurred when attempting to create a startup company in California. Rosedale started the California company in 1992 to make window blinds as an adjunct to its wallcovering and fabric business. The California company's growth did not meet the Company's expectations and subsequently was sold in 1994. Rosedale claimed losses incurred during the operation of the California business as a business loss deduction on its 1994 tax return. Revenue Canada allowed the deduction as a capital loss only. Rosedale has filed a formal notice of objection to Revenue Canada's classification of the deduction. In the event that Revenue Canada's decision is upheld, Rosedale would be required to pay $664,000 plus interest to satisfy its tax obligation. The Company believes that it has a meritorious defense and is working to try to settle the matter. The Company is not aware of any other of any other material legal proceedings pending or threatened against the Company.


Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

None

  (b)  Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the six month period ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ROSEDALE DECORATIVE PRODUCTS LTD.

Date: July 14, 1998                            By:   /s/Alan Fine
                                                   -----------------------------
                                                     Alan Fine

Date: July 14, 1998                            By:   /s/Sidney Ackerman
                                                   -----------------------------
                                                     Sidney Ackerman