Form 10QSB/A
period 1998-03-31
ROSEDALE DECORATIVE PRODUCTS LTD
filed 1998-07-17
CIK 1051357

d


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                                               ROSEDALE DECORATIVE PRODUCTS LTD.

Date: July 17, 1998                            By:   /s/ Alan Fine
                                                   -----------------------------
                                                     Alan Fine
                                                     Chief Executive Officer

Date: July 17, 1998                            By:   /s/ Norman G. Maxwell
                                                   -----------------------------
                                                     Norman G. Maxwell
                                                     Chief Financial Officer

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

       Exhibit 27  Financial Data Schedule

  (b)  Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the six month period ended March 31, 1998.