Form 10QSB
period 1998-06-30
ROSEDALE DECORATIVE PRODUCTS LTD
filed 1998-08-17
CIK 1051357

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Transition Period from _______________ TO _______________.

                                   333-44747
                           -------------------------
                           (Commission File Numbers)

                       ROSEDALE DECORATIVE PRODUCTS LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Ontario, Canada                                        5110
-------------------------------                   ----------------------------
(State or other jurisdiction of                   (Primary Standard Industrial
incorporation or organization)                    Classification Code Number)


                               731 Millway Avenue
                                Concord, Ontario
                                 Canada L4K 3S8
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (619) 794-2602
              ----------------------------------------------------
              (Registrants' telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. YES [   ] NO [ X ]

      As of August 14, 1998, 2,765,000 shares of Common Stock, par value $.01 per share, of Rosedale Decorative Products Ltd. were issued and outstanding.

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements


                                TABLE OF CONTENTS


  Interim  Balance Sheet as of June 30, 1998 and December 31, 1997         2 - 3

  Interim Statement of Income for the three months ended June  30, 1998        4

  Interim Statement of Income for the six months ended June 30, 1998           5

  Interim Statement of Cash Flows for the period ended June 30, 1998       6 - 7

  Interim Statement of Stockholders' Equity for the period ended
    June 30, 1998                                                              8

  Notes to Interim Financial Statements                                   9 - 24

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Combined Balance Sheet
As of June 30, 1998 and December 31, 1997
(Amounts expressed in US dollars)
(Unaudited)


                                                             1998          1997
                                                              $             $

                  ASSETS

CURRENT ASSETS
     Cash                                                 4,806,036      442,655
     Accounts receivable (note 2)                         5,226,585    4,683,912
     Inventory (note 3)                                   6,879,294    7,193,831
     Prepaid expenses and sundry assets                     312,752      180,096
                                                         ----------   ----------
                                                         17,224,668   12,500,494

LOANS RECEIVABLE FROM AFFILIATED COMPANIES  (note 4)          2,019       36,884

DEFERRED PRODUCT COSTS (note 5)                             199,922      641,028

DEFERRED POLICY COSTS (note 6)                              178,226      182,873

MORTGAGES RECEIVABLE (note 7)                               336,203      402,684

PROPERTY, PLANT AND EQUIPMENT (note 8)                    2,168,602    1,930,869
                                                         ----------   ----------
                                                         20,109,640   15,694,832
                                                         ----------   ----------
                                                         ----------   ----------



   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Combined Balance Sheet
As of June 30, 1998 and December 31, 1997
(Amounts expressed in US dollars)
(Unaudited)


                                                              1998          1997
                                                               $             $

                                   LIABILITIES
CURRENT LIABILITIES
     Bank indebtedness (note 9)                          3,388,338      3,970,943
     Accounts payable and accrued expenses
          (note 10)                                      6,512,540      6,741,431
     Income taxes payable                                  629,410        172,538
     Current portion of long-term debt (note 11)            80,521         82,616
                                                        ----------     ----------
                                                        10,610,809     10,967,528

LONG-TERM DEBT (note 11)                                   931,383        996,981

LOANS PAYABLE TO STOCKHOLDERS                              694,315        238,945

ADVANCES FROM DIRECTORS (note 13)                          858,784      1,539,791

DEFERRED INCOME TAXES                                      185,720        190,564
                                                        ----------     ----------
                                                        13,112,851     13,933,809
                                                        ----------     ----------

                           STOCKHOLDERS' EQUITY

CAPITAL STOCK (note 14)                                  4,306,778            163

CUMULATIVE TRANSLATION ADJUSTMENT                         (211,047)      (175,205)

RETAINED EARNINGS                                        2,732,898      1,936,065
                                                        ----------     ----------
                                                         6,828,629      1,761,023
                                                        ----------     ----------
                                                        20,109,640     15,694,832
                                                        ----------     ----------
                                                        ----------     ----------



   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Combined Statement of Income
For the three-months ended June 30,
(Amounts expressed in US dollars)
(Unaudited)


                                       Three-months    Three-months
                                           June 30,        June 30,
                                              1998             1997

                                             $              $

SALES                                    4,244,876      6,033,457

COST OF SALES                            2,224,517      4,038,647
                                         ---------      ---------
GROSS PROFIT                             2,020,359      1,994,810
                                         ---------      ---------
OPERATING EXPENSES

     General and administrative            526,546        632,732
     Selling                               532,732        629,043
     Design studio                         190,335        128,606
     Book development costs                 30,370        102,993
     Amortization                          150,770        183,188
                                         ---------      ---------
TOTAL OPERATING EXPENSES                 1,430,753      1,676,562
                                         ---------      ---------
OPERATING INCOME                           589,606        318,249
     Interest expense                      137,384         79,752
                                         ---------      ---------
INCOME BEFORE INCOME TAXES                 452,223        238,497
     Income taxes (note 15)                184,539        103,422
                                         ---------      ---------
NET INCOME                                 267,683        135,074
                                         ---------      ---------
                                         ---------      ---------
Pro Forma Earnings Per Share (note 14)        0.10           0.05
                                         ---------      ---------
                                         ---------      ---------
Fully Diluted Earnings per Share              0.07           0.04
                                         ---------      ---------
                                         ---------      ---------



   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Combined Statement of Income
For the six-months ended June 30,
(Amounts expressed in US dollars)
(Unaudited)

                                                      Six-months              Six-months
                                                        June 30,                June 30,
                                                            1998                    1997

                                                           $                      $

SALES                                                 10,751,465               10,958,637

COST OF SALES                                          6,302,625                6,959,616
                                                      ----------               ----------

GROSS PROFIT                                           4,448,840                3,999,021
                                                      ----------               ----------

OPERATING EXPENSES
     General and administrative                        1,096,921                1,010,659
     Selling                                           1,042,976                1,129,125
     Design studio                                       364,195                  397,122
     Book development costs                               81,262                  205,407
     Amortization                                        308,562                  365,346
                                                      ----------               ----------
TOTAL OPERATING EXPENSES                               2,893,915                3,107,660
                                                      ----------               ----------
OPERATING INCOME                                       1,554,925                  891,361
     Interest expense                                    220,553                  134,708
                                                      ----------               ----------
INCOME BEFORE INCOME TAXES                             1,334,373                  756,653
     Income taxes (note 15)                              537,539                  302,064
                                                      ----------               ----------
NET INCOME                                               796,833                  454,589
                                                      ----------               ----------
                                                      ----------               ----------
Pro Forma Earnings Per Share (note 14)                      0.31                     0.17
                                                      ----------               ----------
                                                      ----------               ----------
Fully Diluted Earnings per Share                            0.22                     0.12
                                                      ----------               ----------
                                                      ----------               ----------



   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Combined Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)


                                                                       Six-months     Six-months
                                                                          June 30       June 30,
                                                                              1998          1997

                                                                               $              $

Cash flows from operating activities:

     Net income                                                            796,833       454,589
                                                                         ---------       -------
     Adjustments to reconcile net income to net cash
        provided by operating activities:

     Amortization                                                          308,562       365,346
     (Increase) decrease in deferred product costs                         441,106      (207,901)
     (Increase) decrease in accounts receivable                           (542,672)   (1,082,088)
     (Increase) decrease in inventory                                      314,537       170,698
     (Increase) decrease in prepaid expenses and sundry assets            (132,655)       37,804
     Increase (decrease) in accounts payable and accrued expenses         (228,891)      232,360
     Increase (decrease) in income taxes payable                           456,872       105,733
     Increase (decrease) in deferred income taxes                           (4,843)      113,518
                                                                         ---------       -------
            Total adjustments                                              612,016      (264,530)
                                                                         ---------       -------
     Net cash provided by (used in) operating activities                 1,408,849       190,059
                                                                         ---------       -------

Cash flows from investing activities:

     (Increase) decrease in deferred policy costs                            4,647           907
     Purchases of property, plant and equipment                           (546,296)     (313,420)
     (Increase) decrease in mortgages receivable                            66,481      (381,368)
                                                                         ---------       -------
     Net cash used in investing activities                                (475,168)     (693,881)
                                                                         ---------       -------
                                                                         ---------       -------



      The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Combined Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)



                                                                        Six-months     Six-months
                                                                           June 30,      June 30,
                                                                               1998          1997

                                                                               $             $

Cash flows from financing activities:
     Proceeds from share capital                                          4,306,615             0
     Proceeds from (repayment of) bank indebtedness                        (582,605)      (43,561)
     (Repayment of) proceeds from loans with affiliated companies            34,865         2,356
     Proceeds from (repayment of) long-term debt                            (67,693)      (82,838)
     Proceeds from (repayment of) stockholders' loans                       455,370        (1,809)
     Proceeds from (repayment of) loans with directors                     (681,008)      164,763
                                                                          ---------     ---------
     Net cash provided by financing activities                            3,465,544        38,911
                                                                          ---------     ---------
Effect of foreign currency exchange rate changes                            (35,844)      128,173
                                                                          ---------     ---------
Net (decrease) increase in cash and cash equivalents                      4,363,381      (336,738)

Cash and cash equivalents, January 1                                        442,655     1,079,823
                                                                          ---------     ---------

End of six month period ended June 30                                     4,806,036       743,085
                                                                          ---------     ---------
                                                                          ---------     ---------
Income taxes paid                                                            38,428       196,331
                                                                          ---------     ---------
                                                                          ---------     ---------
Interest paid                                                               163,311       134,708
                                                                          ---------     ---------
                                                                          ---------     ---------


   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Combined Statements of Stockholders' Equity
(Amounts expressed in US dollars)
(Unaudited)


                                                                         Common
                                                           Class A        Stock                                Cumulative
                                                          Number of     Number of                  Retained    Translation
                                                            Shares        Shares        Amount     Earnings    Adjustments
                                                          ----------    ----------    ----------  -----------  -----------
                                                                                            $           $           $
Balance as of December 31, 1996                                 20           220           163     1,136,237      (106,297)

Foreign currency translation                                    --            --            --           --
                                                                                                                   128,173
Net income for the six-month period to
  June 30, 1997                                                  --            --            --      454,589            --
                                                          ----------    ----------    ----------   ----------  -----------
Balance as of June 30, 1997                                     20           220           163     1,590,826        21,876

Balance as of December 31, 1997                                 20           220           163     1,936,065      (175,203)

Capital stock redeemed                                         (20)         (220)

Capital stock issued                                             0     2,600,000     4,306,615

Foreign currency translation                                    --            --            --           --       (-35,844)

Net income for the three-month period to
  June 30, 1998                                                 --            --            --       796,833           --
                                                          ----------   ----------    ----------   ----------   -----------
Balance as of June 30, 1998                                       0    2,600,000     4,306,778     2,732,898      (211,047)
                                                          ----------   ----------    ----------   ----------   -----------
                                                          ----------   ----------    ----------   ----------   -----------



   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Combined Financial Statements
(Amounts expressed in US dollars)
(Unaudited)


   1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a)  Basis of Presentation

            These financial statements combine the accounts of the following companies as at the respective interim fiscal periods:

                Ontario Paint & Wallpaper Limited         June 30, 1998 and 1997
                Rosedale Wallcoverings and Fabrics Inc.   June 30, 1998 and 1997

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


         k) Sales

            Sales represent the invoiced value of goods supplied to customers. Sales are recognized upon the passage of title to the customers.

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


   2.    ACCOUNTS RECEIVABLE


                                              1998        1997
                                               $           $

Accounts receivable                      5,328,734   4,788,725
Less:  Allowance for doubtful accounts     102,149     104,813
                                         ---------   ---------
Accounts receivable, net                 5,226,585   4,683,912
                                         ---------   ---------
                                         ---------   ---------


   3.    INVENTORY



                                          1998        1997
                                            $          $
Inventory comprised the following:

Raw materials                           99,138      41,678
Finished goods                       6,780,156   7,152,153
                                     ---------   ---------

                                     6,879,294   7,193,831
                                     ---------   ---------
                                     ---------   ---------


ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Combined Financial Statements
(Amounts expressed in US dollars)
(Unaudited)


      4.    LOANS RECEIVABLE FROM AFFILIATED COMPANIES

            The loans receivable from affiliated companies which are related through common ownership bear interest at prime plus 1.5%, have no specific repayment terms, and are not expected to be repaid prior to July 1, 1999.


      5.    DEFERRED PRODUCT COSTS


                                                      1998        1997

                                                        $          $
         Book development costs                      841,991   848,996
         Deferred software costs                      60,858    62,915
                                                    --------   -------
         Cost                                        902,849   911,911
                                                    --------   -------
         Less: Accumulated amortization

               Book development costs                685,918   208,299
               Deferred software costs                17,009    12,584
                                                    --------   -------
                                                     702,927   270,883
                                                    --------   -------
         Net Deferred Product Costs                  199,922   641,028
                                                    --------   -------
                                                    --------   -------


      6.    DEFERRED POLICY COSTS

            Deferred policy costs represents the prepaid portion of premiums on the life insurance policies referred to in note 20.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Combined Financial Statements
(Amounts expressed in US dollars)
(Unaudited)


      7.    MORTGAGES RECEIVABLE

            Second mortgages from companies related through common ownership, secured by land and buildings, bear interest at 9% and are payable on demand. No repayments are expected prior to July 1, 1999.

                        1998      1997

                          $        $

1216748 Ontario Inc.   176,299   209,073
1217576 Ontario Inc.   159,904   193,611
                       -------   -------


                       336,203   402,684
                       -------   -------
                       -------   -------


            The fair value of the mortgages receivable is estimated to be $360,000.


      8.    PROPERTY, PLANT AND EQUIPMENT


                                              1998         1997

                                                $           $

Leasehold improvements                        30,535      31,331
Automobile                                    19,547      20,057
Equipment and furniture                      296,153     255,335
Furniture and fixtures                       249,362     301,585
Computer and equipment                       342,942     335,796
Cylinders and related design costs         3,469,770   3,057,727
                                           ---------   ---------


Cost                                       4,408,309   4,001,831
                                           ---------   ---------


Less: Accumulated amortization

      Leasehold improvements                  11,716      10,448
      Automobile                              16,598      16,485
      Equipment and furniture                202,668     184,572
      Furniture and fixtures                 186,694     196,837
      Computer and equipment                 238,756     228,903
      Cylinders and related design costs   1,583,275   1,433,717
                                           ---------   ---------
                                           2,239,707   2,070,962
                                           ---------   ---------

Net Assets                                 2,168,602   1,930,869
                                           ---------   ---------
                                           ---------   ---------

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Combined Financial Statements
(Amounts expressed in US dollars)
(Unaudited)




      9.    BANK INDEBTEDNESS

            The companies have available credit facilities up to a maximum of $5,700,000 ($7,910,000 Canadian), which bear interest at rates varying between the bank's prime rate and prime plus 1.5%. The indebtedness is secured by general assignments of book debts, pledge of inventory under Section 427 of the Bank Act of Canada, general security agreements providing a first floating charge over all assets, guarantees and postponement of claims to a maximum of $722,000 each from two officers, guarantees and postponement of claims to a maximum of $1,450,000 from the companies, guarantees from affiliated companies up to $595,000, assignment of life insurance of $1,450,000 on the lives of two key officers and assignment of fire insurance.


      10.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES


                                                                                1998        1997

                                                                                 $            $

   Accounts payable and accrued expenses is comprised of the following:

                  Trade payables                                           5,523,407   6,358,585
                  Accrued expenses                                           989,133      38,846
                                                                           ---------   ---------
                                                                           6,512,540   6,741,431
                                                                           ---------   ---------
                                                                           ---------   ---------


   11.      LONG-TERM DEBT
                                                                                1998        1997

                                                                                 $           $
         a)  Settlement Payable

             Settlement of a claim initiated by a third party payable $7,242 monthly.  The fair value of the settlement payable is
                estimated to be $120,000                                     120,774     165,231
                                                                           ---------   ---------


ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Combined Financial Statements
(Amounts expressed in US dollars)
(Unaudited)




      11.   LONG-TERM DEBT (cont'd)


                                                                       1998          1997

                                                                         $             $

   Balance forward                                                  120,774       165,231

b) Insurance Loan

   Amount in excess of cash surrender values of life insurance policies (note 20) which is payable on demand but is
    expected to become due for payment in the year 2004
    The loan bears interest at prime plus 1.5% and is secured
    by letters of guarantee from a major Canadian Chartered
    Bank and a second collateral mortgage on the assets of the
    companies                                                       891,130       914,366
                                                                  ---------     ---------

                                                                  1,011,904     1,079,597

         Less:  Current portion                                     (80,521)      (82,616)
                                                                  ---------     ---------

         Long-term portion                                          931,383       996,981
                                                                  ---------     ---------
                                                                  ---------     ---------

      12.   LOANS PAYABLE TO STOCKHOLDERS

            Stockholder's advances are secured by general security agreements, bears interest at prime plus 1.5%, have no specific repayment terms, and the stockholders are not expected to demand repayment prior to July 1, 1999.

      13.   ADVANCES FROM DIRECTORS

            Advances from directors are secured by general security agreements, bears interest at prime plus 1.5%, have no specific repayment terms, and the directors are not expected to demand repayment prior to July 1, 1999.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Combined Financial Statements
(Amounts expressed in US dollars)
(Unaudited)




      14.   CAPITAL STOCK

            a)  Ontario Paint & Wallpaper Limited

                Authorized

                   500,020 Class A Preference shares, 8% non-cumulative,
                           non-voting, redeemable at $12,500 per share

                    25,000 Class B Preference shares, 8% non-cumulative,
                           non-voting, redeemable at paid up amount

                   249,980 Common shares

                Issued


                                                            1998    1997

                                                           $      $
                           20   Class A Preference shares      0       1
                           20   Common shares                  0       2
                                                           -----   -----
                                                               0       3
                                                           -----   -----
                                                           -----   -----

            b)  Rosedale Wallcoverings and Fabrics Inc.

                Authorized

                  3,600  Preference shares, 9% non-cumulative, non-voting,
                          redeemable at the amount paid up plus a premium of 10%
                  4,000  Common shares

                Issued


                                                            1998    1997
                                                              $      $

                           200   Common shares                0      160
                                                           -----    -----
                                                           -----    -----

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Combined Financial Statements
(Amounts expressed in US dollars)
(Unaudited)

      14.   CAPITAL STOCK   (cont'd)

            c) Rosedale Decorative Products Ltd.

               Authorized

                 Unlimited number of common shares

               Issued

                                             1998        1997

                                               $           $

            2,600,000 Common Shares     4,306,778           0
                                       ----------       ------
                                       ----------       ------

            d) Issued -- Combined

                                                         1998        1997

                                                           $           $
                   20   Class A Preference shares           0           1
                  220   Common Shares                       0         162
            2,600,000   Common Shares               4,306,778           0
                                                    ---------       ------

                                                    4,306,778         163
                                                    ---------       ------
                                                    ---------       ------

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

            For the purpose of determining earnings per share, the weighted average number of common shares has been presented on a pro-forma basis, on the assumption that the reorganisation was completed as at June 30, 1998.

            This reorganization will result in the transfer of all the outstanding common shares of the parent companies of Ontario and Rosedale currently held by the Fine and Ackerman families to the Registrant in exchange for 1,500,000 common shares of the Registrant.

            On June 18, 1998, the company issued 1,100,000 common shares to the public.

            Accordingly, the earnings per share data are presented herein on a pro-forma basis assuming that the weighted average number of shares issued is 2,600,000.

            Subsequent to June 30, 1998, the Company issued 165,000 common shares to the public.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Combined Financial Statements
(Amounts expressed in US dollars)
(Unaudited)


      15.   INCOME TAXES


                                   1998      1997

                                     $         $

            a)  Current           629,410   113,995
                Deferred          185,720   168,015
                                 --------   --------

                                  815,130   282,010
                                 --------   --------
                                 --------   --------





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

            c) Rosedale has operating losses of approximately $770,000 which is expected to he used to reduce future taxable income. The potential tax benefit relating to the losses have been recognized in the accounts to the extent that they reduce deferred taxes. The deductibility of these losses if available expires as follows:


                2001                            $        432,000
                2002                                     312,000
                2004                                      26,000
                                                ----------------
                                                $        770,000
                                                ----------------
                                                ----------------

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

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Combined Financial Statements
(Amounts expressed in US dollars)
(Unaudited)


      16.   RELATED PARTY TRANSACTIONS

            Amounts due from or paid to companies which are related through common ownership.


                                                            1998       1997

                                                              $         $

            Loan -- 966578 Ontario Inc.                         0    10,345
            Loan -- 976168 Ontario Inc.                     2,019     4,467
            Mortgage receivable -- 1216748 Ontario Inc.   176,299   192,640
            Mortgage receivable -- 1217576 Ontario Inc.   159,904   178,544
            Rent paid -- 966578 Ontario Inc.                8,176    17,648


      17.   SEGMENTED INFORMATION

            Rosedale is engaged primarily in the design, manufacturing, marketing, and distribution and Ontario is engaged primarily in the marketing and distribution of wallpaper and designer fabrics.

            a)  The breakdown of sales by geographic area is as follows:


            Period ended June 30, 1998   three months   six months
            --------------------------   -----------   -----------
            United States of America     $ 2,023,082   $ 5,415,204
            Canada                         2,142,566     4,518,270
            Other                             79,228       817,991
                                         -----------   -----------
                                         $ 4,244,876   $10,751,465
                                         -----------   -----------
                                         -----------   -----------

            Period ended June 30, 1997
            --------------------------
            United States of America     $ 2,993,595   $ 5,398,990
            Canada                         2,792,588     4,592,845
            Other                            247,274       966,802
                                         -----------   -----------
                                         $ 6,033,457   $10,958,637
                                         -----------   -----------
                                         -----------   -----------


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


            Period ended June 30, 1998  three months  six months
            --------------------------  ------------  ---------
            United States of America     $ 125,739     $ 401,604
            Canada                         141,465       334,670
            Other                              479        60,559
                                         ---------     ---------
                                         $ 267,683     $ 796,833
                                         ---------     ---------
                                         ---------     ---------

            Period ended June 30, 1997
            --------------------------
            United States of America     $  68,025    $ 224,072
            Canada                          73,730      190,519
            Other                           (6,681)      39,998
                                         ---------    ---------
                                         $ 135,074    $ 454,509
                                         ---------    ---------
                                         ---------    ---------


            b) The breakdown of identifiable assets by geographic area is as follows:


           Period ended June 30, 1998
           --------------------------
           United States of America     $ 1,425,695
           Canada                        17,046,943
           Other                          1,637,002
                                        -----------
                                        $20,109,640
                                        -----------
                                        -----------

           Period ended June 30, 1997

           United States of America     $ 1,149,550
           Canada                        13,133,391
           Other                          1,411,891
                                        -----------
                                        $15,694,832
                                        -----------
                                        -----------


ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Combined Financial Statements
(Amounts expressed in US dollars)
(Unaudited)


      17.   SEGMENTED INFORMATION   (cont'd)

            c) Sales to major customers are as follows:


                                                          1998          1997
            Sales                                      $2,517,971    $1,707,766
                                                       ----------    ----------
            % of total sales                                   23%           16%
                                                       ----------    ----------
            Amounts included in accounts receivable    $1,194,710    $  470,373
                                                       ----------    ----------

            d) Purchases from major suppliers are as follows:

                                                          1998          1997

            Purchases                                  $2,940,735    $3,705,657
                                                       ----------    ----------
            % of total purchases                               33%           55%
                                                       ----------    ----------
            Amounts included in accounts payable       $2,419,155    $1,622,003
                                                       ----------    ----------



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

            b) Rosedale has been re-assessed by Revenue Canada and the Province of Ontario for fiscal years ended December 31, 1993 and December 31, 1994 for additional taxes estimated to be $690,000. The company has objected to these reassessments and has no obligation to pay the portion relating to Revenue Canada in the amount of $450,000 until the objections have been processed. No provision has been made in the accounts for the additional taxes.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Combined Financial Statements
(Amounts expressed in US dollars)
(Unaudited)


      19.   COMMITMENTS

            Minimum payments under operating leases for premises amount to approximately $321,000 per annum, exclusive of insurance and other occupancy charges. The leases expire on October 31, 2004. The future minimum lease payments over the next four years are as follows:

            Payable during the following periods:

            Within one year                                 $  321,018
            Over one year but not exceeding two years          321,018
            Over two years but not exceeding three years       321,018
            Over three years but not exceeding four years      321,018
            Over four years but not exceeding five years       321,018
            Thereafter                                         427,910
                                                            ----------
                                                            $2,033,000
                                                            ----------
                                                            ----------


      20.   LIFE INSURANCE POLICIES

            The companies are the beneficiaries of life insurance policies with The Prudential of America Life Insurance Company (Canada) ("PruCan") taken out on the lives of two of the officers and one shareholder for a total insured value of $22 million. In consideration for this benefit, the companies agreed to fund the premiums payable on the policies. Funding is being provided by advances from the Laurentian Bank of Canada ("Laurentian").

            The Laurentian has a legal right of set-off of the cash surrender values of the life insurance policies against the debt owing to it by the companies. Accordingly the related assets and liabilities have been offset in the financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Combined Financial Statements
(Amounts expressed in US dollars)
(Unaudited)


         20.      LIFE INSURANCE POLICIES   (cont'd)

                  The amounts offset were as follows:

            Cash surrender value of life insurance policies   $ 2,030,532
            Advances                                          $(2,030,532)


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


      21.   FOREIGN EXCHANGE CONTRACTS

            As at June 30, 1998, the Company had outstanding foreign exchange contracts to sell U.S. dollars to the National Bank of Canada to hedge against fluctuations in foreign currency. The purpose of the Company's foreign exchange hedging activities is to protect the Company from the risk that the eventual dollar net cash inflows resulting from the sale and purchase of products in foreign currencies will not be adversely affected by changes in exchange rates. It is the Company's policy to use derivative financial instruments to reduce foreign risks. Fluctuations in the value of these hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged. As the contracts are settled, the related gains or losses, if any, will be reported in the statements of financial position and income. Since these contracts are expected to settle in the time period from April 1, 1998 through December 31, 1998, there is no impact on the financial statements for the period ended June 30, 1998. There is a potential risk of non-performance by the National Bank of Canada, the financial institution that the Company has the Foreign Forward Exchange Contracts with. However, given the National Bank's prominence and financial condition, the Company believes that this risk is insignificant. The cash requirements arise as the contracts are exercised to the value of $17,985,000 (in varying amounts from July 1998 through December 1999). The following table presents the aggregate notional principal amounts, carrying values and fair values of the Company's foreign exchange contracts outstanding at June 30, 1998. Deferred gains and losses on forward exchange contracts are recognized in earnings when the future purchases and sales being hedged are recognized. The Company does not hold or issue financial instruments for trading purposes. The estimated fair values of the derivatives used to hedge the Company's risks will fluctuate over time.

                           June 30, 1998                                    June 30, 1997
                      ----------------------                             --------------------
         Forward       Notional                               Forward    Notional
         Exchange      Principal    Carrying        Fair      Exchange   Principal   Carrying
         Contracts      Amounts      Value         Values     Contracts   Amounts     Values
         ---------    ----------   ---------     ----------   ---------  ---------   --------
            1998      $8,235,000      --         ($ 413,439)      --         --         --
            1998      $9,750,000      --         ($ 196,710)      --         --         --

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations


Results of Operation

      Six months ended June 30, 1998 compared to six months ended June 30, 1997.

      Revenues for the six months ended June 30, 1998 were $10,751,465, a 1.9% reduction over prior year revenues of $10,958,637. This decrease was due to the weakening of the Canadian dollar versus the U.S. dollar. Using a consistent exchange rate, revenues increased by 4.3%. This increase can be attributed to greater acceptance of product lines in the market, increased market share from retail chains, and increased residential real estate sales coupled with the improving economic climate in North America.

      Gross profit for the Company for the six months ended June 30, 1998 was 41.4% of sales, an increase as compared to the same period one-year ago, which was 36.5%. This increase in gross profit margin can be attributed to a change in sales mix due to a decrease in sales to the export market and the strengthening of the U.S. dollar, from which 50% of the Company's sales are derived. As the majority of the Company's purchases are made in Canadian dollars, a stronger U.S. dollar will help the Company's gross margin, whereas a strong U.S. dollar has a negative impact on the conversion of the Canadian sales for the financial statements.

      Selling expenses for the Company decreased by 7.63% to $1,042,976 for the six- month period ended June 30, 1998 as compared to $1,129,125 for the six-month period ended June 30, 1997. This decrease is attributable to a decrease in sales, travel and promotion expense.

      General and administrative expenses for the Company increased by 8.54%, to $1,042,976, for the six- months period ended June 30, 1998 from $1,010,659 for the six-months ended June 30, 1997. In 1997, the Company recorded a bad debt recovery in the amount of $53,912. In the first six months of 1998, government employee benefits increased by 21% over last year as the method of calculation was changed. A portion of this increase however will be recovered later in the year.

      The Company develops wallpaper and fabric sample books, which are created for each collection and sold through distributors. The majority of expenditures for the creation of sample books are incurred in the quarter before the introduction of a collection. Some expenditures are incurred as early as six to eight months in advance. Revenues generated from the sales of sample books are netted from the costs incurred in the same period and the net amount is shown on the income statement. Because expenditures are made in the quarter before the launch of a collection, there is not always a matching of revenues and expenses e.g. costs for a January launch would be recorded in the following year. The Company ensures that there are firm orders in place from customers before significant expenditures are incurred to produce the sample books. Therefore, there is little speculative risk in their production. Book development cost for the six-month period ended June 30, 1998 was $81,262 compared to $205,407 for the same period last year.

      Design studio expenses for the Company decreased by 8.29%, to $364,195, for the six-months ended June 30, 1998 versus $397,122 for the same period last year. This reduction is attributable to lower staff requirements as a result of the implementation of computer-aided design ("CAD") design computer systems for the studio.

      Operating income for the six-months ended June 30, 1998 increased 74.44%, to $1,554,925, from $891,361 for the six-months ended June 30, 1997.
This relates to the increase in gross margins and a conscious effort to control expenses.

      Interest expense for the Company for the six-months ended June 30, 1998 increased 63.73%, to $220,553, from $134,708 for the six-months ended June 30, 1997. This increase in interest expense is attributable to higher interest rates and increased borrowing.

      Net income for the six-months ended June 30, 1998 increased 75.29% over the same period ended June 30, 1997. The improvement is attributable to a better mix of sales, better gross margins and a tighter control of costs.

      Earnings per share for the six months ended June 30, 1998 were $0.31 compared to $0.17 for the same period last year. Earnings per share were calculated for both periods based on 2,600,000 common shares issued as of June 30, 1998.

      Fully diluted earnings per share were $0.22 for the six months ended June 30, 1998 compared to $0.12 for the comparative period last year. Fully diluted earnings per share were calculated based on a total of 3,700,000 common shares which includes 1,100,000 warrants.

      Subsequent to June 30, 1998, the Company issued an additional 165,000 common shares and 165,000 warrants to the public.

      Three months ended June 30, 1998 compared to three months ended June 30, 1997.

      Revenues for the three months ended June 30, 1998 were $4,244,876, a 29.6% reduction as compared to the same period last year. Export sales weakened in the second quarter to create part of the shortfall and the production delay in the launch of a new collection also contributed to the decline.

      Gross Profit for the three months ended June 30, 1998 was $2,202,359, a 1.3% increase over the comparative previous period. This relates to the strengthening of the U.S. dollar which accounted for 50% of the Company's sales. Gross Profit increased as the majority of the Company's product costs are in Canadian dollars.

      Selling expenses for the three months ended June 30, 1998 decreased by 15% to $532,732. A reduction in commissions due to the decrease in sales and savings on sales promotions and travel account for the majority of these savings.

      General and administrative expenses decreased by 15% for the three month period ended June 30, 1998, as a result of a reduction in professional and computer consulting fees.

     Book development costs decreased by $72,623, to $30,370, for the three month period ended June 30, 1998. Recovery on converted books has been higher this year due to the increase in the U.S. dollar which has reduced on subsidy.

     Design studio expenses for the second quarter increased by 48% due to increased travel to offshore suppliers for purposes of implementing new collections for the third and fourth quarter.

     Net Income for the three months ended June 30, 1998 increased 98% over the same period last year. This can be attributed to better gross margins and tighter cost controls on expenses.

      Earnings per share for the three months ended June 30, 1998 were $0.10 compared to $0.05 for the previous year, which is a 100% increase. A total of 2,600,000 common shares were used to make these calculations. Diluted Earnings per share for the second quarter of 1998 was $0.07 with the second quarter 1997 being $0.04.

Liquidity and Capital Resources

     The Company had a positive net change in cash of $1,408,849 for the six months ended June 30, 1998. The principal sources of cost were Net Income of $796,833, a decrease in Inventories and Deferred Products Costs and an increase in Income Taxes Payable. These items were offset by cash used to reduce Accounts Payable and an increase in Accounts Receivable at the end of the period. This is a substantial improvement over the same period in 1997 where $190,059 was generated from Operating Profits offset by a sizeable increase in Accounts Receivable.

Cash flows used in investing activities for the six months ending June 30, 1998 were $475,168. This reflected planned capital addition for cylinders, designs and engravings for new collections. In June 1998, the Company received net proceeds from its initial public offering in the amount of $4,306,615. The Company believes that the proceeds of the offering, coupled with the income from operations, will fulfill the Company's working capital needs for at least the next eighteen months. It is the Company's intention to utilize a good portion of these funds to develop new product lines of wallpaper and fabric, and to continue the development of lines of floor coverings and ceiling tiles.


Other Information

     In June 1998, the Company completed an initial public offering of its common stock and common stock purchase warrants pursuant to a registration statement declared effective by the commission on June 18, 1998.

     The following are the Company's expenses incurred in connection with the issuance and distribution of the common stock and warrants in the offering from the effective date of the registration statement to June 30, 1998.


         Underwriters Discounts and Commissions    $  563,750
         Expenses paid to or for the Underwriter      185,853
         Other expenses (estimate)                    581,282
                                                   ----------
         Total expenses                            $1,330,885


      None of the foregoing expenses were paid, directly or indirectly, to any director or officer of the Company or their associates, to any person who owns 10 percent or more of common stock or warrants of the Company, or to any affiliate of the Company.

     The net offering proceeds to the Company after deducting for the expenses were $4,306,615. The net offering proceeds are intact in cash as at June 30, 1998 as no use of proceeds has occurred.

Year 2000

     The Company's review of its own operating systems does not indicate any Year 2000 problems. However, the Company is highly dependent on third party vendors. Failures and interruptions, if any, resulting from the inability of certain computing systems of third party vendors, including the Company's clearing broker to recognize the Year 2000 could have material adverse effect on the Company's results of operations. There can be no assurance that the Year 2000 issue can be resolved by any of such third parties prior to the upcoming change in the century. Although the Company may incur substantial costs, particularly costs resulting from increased charges by its third party service providers, as a result of such third party service providers correcting Year 2000 issues, such costs are not sufficiently certain to estimate at this time.


                                    PART II
                               OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

         Exhibit 27:  Financial Data Schedule

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the six month period ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ROSEDALE DECORATIVE PRODUCTS LTD.


Date: August 14, 1998                   By:        /s/Alan Fine
                                           ------------------------------------
                                                      Alan Fine

Date: August 14, 1998                   By:         /s/Norman G. Maxwell
                                           ------------------------------------
                                                       Norman G. Maxwell