Form 10QSB
period 1998-09-30
ROSEDALE DECORATIVE PRODUCTS LTD
filed 1998-11-13
CIK 1051357

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1998

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

         As of November 4, 1998, 2,765,000 shares of Common Stock, par value $.01 per share, of Rosedale Decorative Products Ltd. were issued and outstanding.

                        ROSEDALE DECORATIVE PRODUCTS LTD.

                      INTERIM COMBINED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

                                  (UNAUDITED)

                               TABLE OF CONTENTS


Interim  Balance Sheet as of September 30, 1998 and December 31, 1997      4 - 5

Interim Statement of Income for the three months ended September 30, 1998      6

Interim Statement of Income for the nine months ended September 30, 1998       7

Interim Statement of Cash Flows for the period ended September 30, 1998    8 - 9

Interim Statement of Stockholders' Equity for the period ended
       September 30, 1998                                                     10

Notes to Interim Financial Statements                                     11- 26

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ROSEDALE DECORATIVE PRODUCTS LTD.

                     INTERIM COMBINED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

                                  (UNAUDITED)

ROSEDALE DECORATIVE PRODUCTS LTD.
INTERIM COMBINED BALANCE SHEET
AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                                        1998                1997

                                                                          $                   $
ASSETS
       CURRENT ASSETS
           Cash                                                    3,270,764             442,655
           Accounts receivable (note 2)                            5,047,985           4,683,912
           Inventory (note 3)                                      6,844,215           7,193,831
           Prepaid expenses and sundry assets                        627,362             180,096
                                                                ------------        ------------

                                                                  15,790,326          12,500,494

       LOANS RECEIVABLE FROM AFFILIATED COMPANIES
           (note 4)                                                    1,935              36,884

       DEFERRED PRODUCT COSTS (note 5)                               142,663             641,028

       DEFERRED POLICY COSTS (note 6)                                 52,290             182,873

       MORTGAGES RECEIVABLE (note 7)                                 322,283             402,684

       PROPERTY, PLANT AND EQUIPMENT (note 8)                      2,172,349           1,930,869
                                                                ------------        ------------


                                                                  18,481,846          15,694,832
                                                                ============        ============






   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
INTERIM COMBINED BALANCE SHEET
AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                                  1998                1997

                                                                    $                   $
LIABILITIES
       CURRENT LIABILITIES

           Bank indebtedness (note 9)                        3,159,595           3,970,943
           Accounts payable and accrued expenses
                (note 10)                                    4,693,529           6,741,431
           Income taxes payable                                692,528             172,538
           Current portion of long-term debt (note 11)          77,187              82,616
                                                          ------------        ------------

                                                             8,622,839          10,967,528

       LONG-TERM DEBT (note 11)                                754,967             996,981

       LOANS PAYABLE TO STOCKHOLDERS                           655,856             238,945

       ADVANCES FROM DIRECTORS (note 13)                       822,048           1,539,791

       DEFERRED INCOME TAXES                                   178,030             190,564
                                                          ------------        ------------

                                                            11,033,740          13,933,809
                                                          ------------        ------------

STOCKHOLDERS' EQUITY

       CAPITAL STOCK (note 14)                               4,846,505                 163

       CUMULATIVE TRANSLATION ADJUSTMENT                     (361,260)           (175,205)

       RETAINED EARNINGS                                     2,962,861           1,936,065
                                                          ------------        ------------

                                                             7,448,106           1,761,023
                                                          ------------        ------------

                                                            18,481,846          15,694,832
                                                          ============        ============



   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
COMBINED STATEMENT OF INCOME
FOR THE THREE-MONTHS ENDED SEPTEMBER 30,
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                                              Three-months        Three-months
                                                                             September 30,       September 30,
                                                                                      1998                1997

                                                                                        $                   $
       SALES                                                                     4,877,612           5,292,734

       COST OF SALES                                                             3,027,929           3,415,066
                                                                              ------------        ------------

       GROSS PROFIT                                                              1,849,683           1,877,668
                                                                              ------------        ------------

       OPERATING EXPENSES

           General and administrative                                              631,846             771,080
           Selling                                                                 559,040             625,952
           Design studio                                                            71,096             231,754
           Book development costs                                                   84,729              46,658
           Amortization                                                            149,861             143,265
                                                                              ------------        ------------

       TOTAL OPERATING EXPENSES                                                  1,496,572           1,818,709
                                                                              ------------        ------------

       OPERATING INCOME                                                            353,111              58,959

           Interest expense                                                       (22,442)              55,014
                                                                              ------------        ------------

       INCOME BEFORE INCOME TAXES                                                  375,553               3,945

           Income taxes (note 15)                                                  145,590               1,611
                                                                              ------------        ------------

        INCOME BEFORE CUMULATIVE EFFECT OF                                         229,963               2,334
           A CHANGE IN ACCOUNTING PRINCIPLE

           Cumulative effect of change in accounting principle (1c)                      -                   -

       NET INCOME                                                                  229,963               2,334
                                                                              ============        ============

       Pro Forma Earnings Per Share (note 14)                                         0.08                0.00
                                                                              ============        ============

       Fully Diluted Earnings per Share                                               0.06                0.00
                                                                              ============        ============

   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
COMBINED STATEMENT OF INCOME
FOR THE NINE-MONTHS ENDED SEPTEMBER 30,
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                                               Nine-months         Nine-months
                                                                             September 30,       September 30,
                                                                                      1998                1997

                                                                                        $                   $
       SALES                                                                    15,629,077          16,251,371

       COST OF SALES                                                             9,330,554          10,374,682
                                                                              ------------        ------------

       GROSS PROFIT                                                              6,298,523           5,782,689
                                                                              ------------        ------------

       OPERATING EXPENSES

           General and administrative                                            1,728,767           1,781,740
           Selling                                                               1,602,015           1,755,077
           Design studio                                                           435,291             628,876
           Book development costs                                                  165,991             142,065
           Amortization                                                            458,423             429,611
                                                                              ------------        ------------

       TOTAL OPERATING EXPENSES                                                  4,390,487           4,737,369
                                                                              ------------        ------------

       OPERATING INCOME                                                          1,908,036           1,139,320

           Interest expense                                                        198,111             159,722
                                                                              ------------        ------------

       INCOME BEFORE INCOME TAXES                                                1,709,925             979,598

           Income taxes (note 15)                                                  683,129             303,675
                                                                              ------------        ------------

           INCOME BEFORE CUMULATIVE EFFECT OF

          A CHANGE IN ACCOUNTING PRINCIPLE                                       1,026,796             675,923
          Cumulative effect of change in accounting principle (note 1(c))                -             174,202
                                                                              ------------        ------------

       NET INCOME                                                                1,026,796             850,125
                                                                              ============        ============

       Pro Forma Earnings Per Share (note 14)                                         0.37                0.31
                                                                              ============        ============

       Fully Diluted Earnings per Share                                               0.26                0.21
                                                                              ============        ============

   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
INTERIM COMBINED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                                               Nine-months         Nine-months
                                                                              September 30       September 30,
                                                                                      1998                1997

                                                                                        $                   $
       Cash flows from operating activities:

           Net income                                                            1,026,796             850,125
                                                                              ------------        ------------

           Adjustments to reconcile net income to net cash provided by operating activities:

           Amortization                                                            458,423             549,611
           (Increase) decrease in deferred product costs                           498,365            (310,059)
           (Increase) decrease in accounts receivable                             (364,073)         (1,647,732)
           (Increase) decrease in inventory                                        349,617          (1,165,691)
           (Increase) decrease in prepaid expenses and sundry assets              (447,266)             43,013
           Increase (decrease) in accounts payable and accrued expenses         (2,047,902)          1,043,722
           Increase (decrease) in income taxes payable                             519,990             111,855
           Increase (decrease) in deferred income taxes                            (12,532)                  -
                                                                              ------------        ------------

                Total adjustments                                               (1,045,378)         (1,375,281)
                                                                              ------------        ------------

           Net cash provided by (used in) operating activities                     (18,582)           (525,056)
                                                                              ------------        ------------

       Cash flows from investing activities:

           (Increase) decrease in deferred policy costs                            130,583             125,826
           Purchases of property, plant and equipment                             (699,903)           (553,240)
           (Increase) decrease in mortgages receivable                              80,401            (385,746)
                                                                              ------------        ------------

           Net cash used in investing activities                                  (488,919)           (813,160)
                                                                              ============        ============



   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
INTERIM COMBINED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                                               Nine-months         Nine-months
                                                                             September 30,       September 30,
                                                                                      1998                1997

                                                                                        $                   $
       Cash flows from financing activities:

            Proceeds from share capital                                          4,846,342                   0
            Proceeds from (repayment of) bank indebtedness                        (811,348)            428,299
            (Repayment of) proceeds from loans with affiliated companies            34,949              61,049
            Proceeds from (repayment of) long-term debt                           (247,443)            (97,415)
            Proceeds from (repayment of) stockholders' loans                       416,911             (25,427)
            Proceeds from (repayment of) loans with directors                     (717,744)            134,085
                                                                              ------------        ------------

            Net cash provided by financing activities                             3,521,667            500,591
                                                                              ------------        ------------

       Effect of foreign currency exchange rate changes                           (186,057)             23,366
                                                                              ------------        ------------

       Net (decrease) increase in cash and cash equivalents                      2,828,109            (814,259)

       Cash and cash equivalents, January 1                                        442,655           1,079,823
                                                                              ------------        ------------

       End of nine month period ended September 30                               3,270,764             265,564
                                                                              ============        ============

       Income taxes paid                                                            75,672             187,432
                                                                              ============        ============

       Interest paid                                                               198,111             159,722
                                                                              ============        ============



   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
INTERIM COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                  Common
                                   Class A          Stock                                    Cumulative
                                 Number of      Number of                       Retained    Translation
                                    Shares         Shares          Amount       Earnings    Adjustments
                                 ---------      ---------       ---------     ----------    -----------
                                                                     $             $              $
Balance as of December 31, 1996         20            220             163      1,136,237      (106,297)

Foreign currency translation             -              -               -              -       (11,487)

Net income for the nine-month
   period to September 30, 1997          -              -               -        850,125             -
                                  --------     ----------      ----------     ----------    ----------

Balance as of September 30, 1997        20            220             163      1,986,362      (117,784)

Balance as of December 31, 1997         20            220             163      1,936,065      (175,203)

Capital stock redeemed                 (20)          (220)

Capital stock issued                     0      2,765,000       4,846,342

Foreign currency translation             -              -               -              -      (186,057)

Net income for the three-month
   period to September 30, 1998          -              -               -      1,026,796             -
                                  --------     ----------      ----------     ----------    ----------
Balance as of September 30,
  1998                                   0      2,765,000       4,846,505      2,962,861      (361,260)
                                  ========     ==========      ==========     ==========    ==========



   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
NOTES TO INTERIM COMBINED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a)   Basis of Presentation

         These financial statements combine the accounts of the following companies as at the respective interim fiscal periods:

           Ontario Paint & Wallpaper Limited         September 30, 1998 and 1997
           Rosedale Wallcoverings and Fabrics Inc.   September 30, 1998 and 1997
           Rosedale Decorative Products Ltd.         September 30, 1998 and 1997

         All material inter-company accounts and transactions have been eliminated. (see note 14)

    b)   Principal Activities

         The companies, Ontario Paint and Wallpaper Limited and Rosedale Wallcoverings and Fabrics Inc. were incorporated in Canada on December 3, 1971 and April 7, 1981 respectively. Rosedale Decorative Products Ltd. Was incorporated in May 1997. The companies are principally engaged in the designing, manufacturing and marketing of wallpapers and decorative fabrics in Canada, U.S. and Europe.

    c)   Deferred Product costs

         Expenditures relating to the design and distribution of wallpaper and fabric sample books consisting of book development and design costs relating to collections that have not been launched are deferred and amortized over a three-year period on a straight-line basis. Proceeds from the sale of sample books are offset against the book development costs when received.

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

    h)   Property, Plant and Equipment

         Property, plant and equipment are recorded at cost and are amortized on the basis of their estimated useful lives at the under-noted rates and methods:

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

    i)   Income taxes

         The companies account for income tax under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognised for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

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

    k)   Sales

         Sales represent the invoiced value of goods supplied to customers. Sales are recognised upon the passage of title to the customers.

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

ROSEDALE DECORATIVE PRODUCTS LTD.
NOTES TO INTERIM COMBINED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont'd)

    n)   Accounting Changes   (cont'd)

         In December 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognise compensation expense for stock-based compensation to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules contained in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. SFAS No. 123 is effective for financial statements for fiscal years beginning after December 15, 1995. The companies have adopted the disclosure provisions of SFAS No. 123.

2.  ACCOUNTS RECEIVABLE

                                                  1998             1997

                                                    $                $

    Accounts receivable                      5,145,905        5,655,789
    Less:  Allowance for doubtful accounts      97,920          128,545
                                            ----------       ----------

    Accounts receivable, net                 5,047,985        5,527,244
                                            ==========       ==========

3.  INVENTORY

                                                  1998             1997

                                                    $                $
    Inventory comprised the following:

         Raw materials                         142,948           31,000
         Finished goods                      6,701,267        7,361,079
                                            ----------       ----------

                                             6,844,215        7,392,079
                                            ==========       ==========

ROSEDALE DECORATIVE PRODUCTS LTD.
NOTES TO INTERIM COMBINED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

4.  LOANS RECEIVABLE FROM AFFILIATED COMPANIES

    The loans receivable from affiliated companies which are related through common ownership bear interest at prime plus 1.5%, have no specific repayment terms, and are not expected to be repaid prior to October 1, 1999.

5.  DEFERRED PRODUCT COSTS

                                                  1998            1997

                                                    $               $

    Book development costs                     844,737         848,996
    Deferred software costs                     58,338          62,915
                                            ----------      ----------

    Cost                                       903,075         911,911
                                            ----------      ----------

    Less:  Accumulated amortization

           Book development costs              734,899         208,299
           Deferred software costs              25,513          12,584
                                            ----------      ----------

                                               760,412         270,883
                                            ----------      ----------

    Net Deferred Product Costs                 142,663         641,028
                                            ==========      ==========

6.  DEFERRED POLICY COSTS

    Deferred policy costs represents the prepaid portion of premiums on the life insurance policies referred to in note 20.

ROSEDALE DECORATIVE PRODUCTS LTD.
NOTES TO INTERIM COMBINED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

7.  MORTGAGES RECEIVABLE

    Second mortgages from companies related through common ownership, secured by land and buildings, bear interest at 9% and are payable on demand. No repayments are expected prior to October 1, 1999.

                                                          1998            1997

                                                            $               $

    1216748 Ontario Inc.                               168,999         198,714
    1217576 Ontario Inc.                               153,284         185,717
                                                    ----------      ----------

                                                       322,283         384,461
                                                    ==========      ==========

    The fair value of the mortgages receivable is estimated to be $360,000.

8.  PROPERTY, PLANT AND EQUIPMENT

                                                          1998            1997

                                                            $               $

    Leasehold improvements                              29,271          32,451
    Automobile                                          18,738          20,774
    Equipment and furniture                            283,890         264,469
    Furniture and fixtures                             239,037         300,632
    Computer and equipment                             337,791         339,830
    Cylinders and related design costs               3,516,697       2,772,742
                                                    ----------      ----------

    Cost                                             4,425,424       3,730,898
                                                    ----------      ----------

    Less:  Accumulated amortization

           Leasehold improvements                       11,965          10,020
           Automobile                                   16,165          16,695
           Equipment and furniture                     199,468         186,593
           Furniture and fixtures                      172,423         196,044
           Computer and equipment                      228,544         226,030
           Cylinders and related design costs        1,624,500       1,659,841
                                                    ----------      ----------

                                                     2,253,075       2,295,223
                                                    ----------      ----------

    Net Assets                                       2,172,349       1,435,675
                                                    ==========      ==========

ROSEDALE DECORATIVE PRODUCTS LTD.
NOTES TO INTERIM COMBINED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

9.  BANK INDEBTEDNESS

    The companies have available credit facilities up to a maximum of $6,635,000 ($10,160,000 Canadian), which bear interest at rates varying between the bank's prime rate and prime plus .25%. The indebtedness is secured by general assignments of book debts, pledge of inventory under Section 427 of the Bank Act of Canada, general security agreements providing a first floating charge over all assets, guarantees and postponement of claims to a maximum of $1,633,000 from the companies, guarantees from affiliated companies up to $555,000, assignment of life insurance of $1,307,000 on the lives of two key officers and assignment of fire insurance.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                          1998            1997

                                                            $               $
    Accounts payable and accrued expenses is comprised of the following:

         Trade payables                              4,371,552       6,430,613
         Accrued expenses                              321,977          38,846
                                                    ----------      ----------

                                                     4,693,529       6,469,459
                                                    ==========      ==========

11. LONG-TERM DEBT

                                                          1998            1997

                                                            $               $
    a)   Settlement Payable

         Settlement of a claim initiated by a
           third party payable $7,242 monthly. The
           fair value of the settlement payable is
           estimated to be $100,000                     96,479         192,534
                                                    ----------      ----------

ROSEDALE DECORATIVE PRODUCTS LTD.
NOTES TO INTERIM COMBINED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

11. LONG-TERM DEBT   (cont'd)

                                                          1998            1997

                                                            $               $

         Balance forward                                96,479         192,534

    b)   Insurance Loan

         Amount in excess of cash surrender values
          of life insurance policies (note 20) which
          is payable on demand but is expected to
          become due for payment in the year 2004.
          The loan bears interest at prime plus 1.5%
          and is secured by letters of guarantee
          from a major Canadian Chartered Bank and a
          second collateral mortgage on the assets
          of the companies                             735,675         693,650
                                                    ----------      ----------

                                                       832,154         886,184

                Less:  Current portion                 (77,187)       (192,534)
                                                    ----------      ----------

                Long-term portion                      754,967         693,650
                                                    ==========      ==========


12. LOANS PAYABLE TO STOCKHOLDERS

   Stockholder's advances are secured by general security agreements, bears interest at prime plus 1.5%, have no specific repayment terms, and the stockholders are not expected to demand repayment prior to October 1, 1999.

13. ADVANCES FROM DIRECTORS

    Advances from directors are secured by general security agreements, bears interest at prime plus 1.5%, have no specific repayment terms, and the directors are not expected to demand repayment prior to October 1, 1999.

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

         Issued

                                                         1998             1997

                                                           $                $

                   20   Class A Preference shares           0                1
                   20   Common shares                       0                2
                                                    ---------        ---------

                                                            0                3
                                                    =========        =========

    b)   Rosedale Wallcoverings and Fabrics Inc.

         Authorized

              3,600   Preference shares, 9% non-cumulative, non-voting,
                      redeemable at the amount paid up plus a premium of 10%
              4,000   Common shares

         Issued

                                                         1998             1997

                                                           $                $

                   200  Common shares                       0              160
                                                    =========        =========

ROSEDALE DECORATIVE PRODUCTS LTD.
NOTES TO INTERIM COMBINED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

14. CAPITAL STOCK   (cont'd)

    c)   Rosedale Decorative Products Ltd.

         Authorized

           Unlimited number of common shares

         Issued

                                                         1998             1997

                                                           $                $

                       2,765,000 Common Shares      4,846,505                0
                                                    =========        =========

    d)   Issued - Combined

                                                         1998             1997

                                                           $                $

                   20   Class A Preference shares           0                1
                  220   Common Shares                       0              162
            2,765,000   Common Shares               4,846,505                0
                                                    ---------        ---------

                                                    4,846,505              163
                                                    =========        =========

    d)  Weighted Average Number of Common Shares

        On May 14, 1997, a newly incorporated holding company, Rosedale Decorative Products Ltd. (the "Registrant"), was formed by the shareholders of the companies for the purpose of consolidating and reorganizing their 100% ownership interests in anticipation of an initial public offering. This reorganization was carried out using the pooling of interests method.

        For the purpose of determining earnings per share, the weighted average number of common shares has been presented on a pro-forma basis.

        This re-organization resulted in the transfer of all the outstanding common shares of the parent companies of Ontario and Rosedale held by the Fine and Ackerman families to the Registrant in exchange for 1,500,000 common shares of the Registrant.

        On June 18, 1998, the Company issued 1,100,000 common shares to the public.

        The Company issued 165,000 common shares to the public on July 20, 1998.

Accordingly, the earnings per share data are presented herein on a pro-forma basis assuming that the weighted average number of shares issued is 2,765,000. Fully diluted earnings per share include 1,265,000 warrants increasing the average number of shares to 4,030,000.

ROSEDALE DECORATIVE PRODUCTS LTD.
NOTES TO INTERIM COMBINED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

15.    INCOME TAXES

                                                         1998             1997

                                                           $                $

       a)  Current                                    692,528          187,432
           Deferred                                   178,030                -

                                                   ----------       ----------
                                                      870,558          187,432
                                                   ==========       ==========



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

       c) Rosedale has operating losses of approximately $770,000 which is expected to he used to reduce future taxable income. The potential tax benefit relating to the losses have been recognized in the accounts to the extent that they reduce deferred taxes. The deductibility of these losses if available expires as follows:

            2001                                                    $  432,000
            2002                                                       312,000
            2004                                                        26,000
                                                                    ----------
                                                                    $  770,000
                                                                    ==========

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

ROSEDALE DECORATIVE PRODUCTS LTD.
NOTES TO INTERIM COMBINED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

16. RELATED PARTY TRANSACTIONS

    Amounts due from or paid to companies which are related through common ownership.

                                                         1998             1997

                                                           $                $

    Loan - 966578 Ontario Inc.                                 0          7,216
    Loan - 976168 Ontario Inc.                             1,935         33,748
    Mortgage receivable - 1216748 Ontario Inc.           168,999        198,744
    Mortgage receivable - 1217576 Ontario Inc.           153,284        185,177
    Rent paid - 966578 Ontario Inc.                       12,211          4,993


17. SEGMENTED INFORMATION

    Rosedale is engaged primarily in the design, manufacturing, marketing, and distribution and Ontario is engaged primarily in the marketing and distribution of wallpaper and designer fabrics.

    a)  The breakdown of sales by geographic area is as follows:

        PERIOD ENDED SEPTEMBER 30, 1998         THREE MONTHS       NINE MONTHS
        -----------------------------------------------------------------------


        United States of America                $  3,974,672      $   9,389,876
        Canada                                       735,703          5,253,973
        Other                                        167,237            985,228
                                                ------------      -------------

                                                $  4,877,612      $  15,629,077
                                                ============      =============

        PERIOD ENDED SEPTEMBER 30, 1997

        United States of America                $  2,176,878      $   7,575,868
        Canada                                     2,570,314          7,163,159
        Other                                        545,542          1,512,344
                                                ------------      -------------

                                                $  5,292,734      $  16,251,371
                                                ============      =============

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

        PERIOD ENDED SEPTEMBER 30, 1998         THREE MONTHS       NINE MONTHS
        -----------------------------------------------------------------------

                United States of America        $    215,290      $     616,894
                Canada                                10,504            345,174
                Other                                  4,169             64,728
                                                ------------      -------------

                                                $    229,963      $   1,026,796
                                                ============      =============

                PERIOD ENDED SEPTEMBER 30, 1997

                United States of America        $        959      $     396,158
                Canada                                 1,134            374,905
                Other                                    241             79,062
                                                ------------      -------------

                                                $      2,334      $     850,125
                                                ============      =============

    b)   The breakdown of identifiable assets by geographic area is as follows:

         PERIOD ENDED SEPTEMBER 30, 1998

         United States of America                                 $   3,697,125
         Canada                                                      13,288,104
         Other                                                        1,496,617
                                                                  -------------

                                                                  $  18,481,846
                                                                  =============
         PERIOD ENDED SEPTEMBER 30, 1997

         United States of America                                 $   1,149,550
         Canada                                                      13,133,391
         Other                                                        1,411,891
                                                                  -------------

                                                                  $  15,694,832
                                                                  =============

ROSEDALE DECORATIVE PRODUCTS LTD.
NOTES TO INTERIM COMBINED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

17. SEGMENTED INFORMATION   (cont'd)

    c)   Sales to major customers are as follows:

                                                            1998           1997

         Sales                                      $  4,943,227   $  2,267,780
                                                    ------------   ------------

         % of total sales                                    32%            14%
                                                    ------------   ------------

         Amounts included in accounts receivable    $  1,128,943   $    333,100
                                                    ------------   ------------

    d)   Purchases from major suppliers are as follows:

                                                            1998           1997

         Purchases                                  $  4,804,394   $  4,596,216
                                                    ------------   ------------

         % of total purchases                                47%            37%
                                                    ------------   ------------

         Amounts included in accounts payable       $  2,347,141   $  3,168,656
                                                    ------------   ------------

18. CONTINGENCIES

    a) Rosedale has been re-assessed by Revenue Canada and the Province of Ontario for fiscal years ended December 31, 1993 and December 31, 1994 for additional taxes estimated to be $690,000. The Company has objected to these re-assessments and has no obligation to pay the portion relating to Revenue Canada in the amount of $450,000 until the objections have been processed. No provision has been made in the accounts for the additional taxes.

ROSEDALE DECORATIVE PRODUCTS LTD.
NOTES TO INTERIM COMBINED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

19. COMMITMENTS

    Minimum payments under operating leases for premises amount to approximately $321,000 per annum, exclusive of insurance and other occupancy charges. The leases expire on October 31, 2004. The future minimum lease payments over the next four years are as follows:

    Payable during the following periods:

       Within one year                                            $   321,018
       Over one year but not exceeding two years                      321,018
       Over two years but not exceeding three years                   321,018
       Over three years but not exceeding four years                  321,018
       Over four years but not exceeding five years                   321,018
       Thereafter                                                     347,770
                                                                  -----------

                                                                  $ 1,952,860
                                                                  ===========

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

ROSEDALE DECORATIVE PRODUCTS LTD.
NOTES TO INTERIM COMBINED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

20. LIFE INSURANCE POLICIES   (cont'd)

    The amounts offset were as follows:

    Cash surrender value of life insurance policies          $   1,979,519
    Advances                                                 $  (1,979,519)

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

21. FOREIGN EXCHANGE CONTRACTS

    As at September 30, 1998, the Company had outstanding foreign exchange contracts to sell U.S. dollars to the National Bank of Canada to hedge against fluctuations in foreign currency. The purpose of the Company's foreign exchange hedging activities is to protect the Company from the risk that the eventual dollar net cash inflows resulting from the sale and purchase of products in foreign currencies will not be adversely affected by changes in exchange rates. It is the Company's policy to use derivative financial instruments to reduce foreign risks. Fluctuations in the value of these hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged. As the contracts are settled, the related gains or losses, if any, will be reported in the statements of financial position and income. There is a potential risk of non-performance by the National Bank of Canada, the financial institution that the Company has the Foreign Forward Exchange Contracts with. However, given the National Bank's prominence and financial condition, the Company believes that this risk is insignificant. The cash requirements arise as the contracts are exercised to the value of $18,115,000 (in varying amounts from October 1998 through June 2000). The following table presents the aggregate notional principal amounts, carrying values and fair values of the Company's foreign exchange contracts outstanding at September 30, 1998. Deferred gains and losses on forward exchange contracts are recognized in earnings when the future purchases and sales being hedged are recognized. The Company does not hold or issue financial instruments for trading purposes. The estimated fair values of the derivatives used to hedge the Company's risks will fluctuate over time.

                 September 30, 1998                             September 30, 1997
              -------------------------                      ------------------------
Forward          Notional                                      Forward       Notional
Exchange        Principal      Carrying           Fair        Exchange      Principal      Carrying
Contracts         Amounts         Value         Values       Contracts        Amounts        Values
---------     -----------      --------      ----------      ---------      ---------      --------
1998          $ 5,965,000          -         ($524,243)          -               -             -
1999          $10,050,000          -         ($639,876)          -               -             -
2000          $ 2,100,000          -          ($66,624)          -               -             -


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

     NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997.

     Revenues for the nine months ended September 30, 1998 were $15,629,077, a 3.8% reduction over prior year revenues of $16,251,371 for the same nine month period. This decrease was due to the weakening of the Canadian dollar versus the U.S. dollar, reduced sales to the eastern bloc and a reduction in wallpaper collections launched this year. Using a consistent exchange rate, revenues would have remained materially unchanged.

     Gross profit for the Company for the nine months ended September 30, 1998 was 40.3% of sales, an increase as compared to the same period one-year ago, which was 35.6%. This increase in gross profit margin can be attributed to a change in sales mix due to a decrease in sales to the export market and the strengthening of the U.S. dollar, of which 60% of our sales arise. As the majority the Company's of purchases are made in Canadian dollars, a stronger U.S. dollar will improve gross margin, whereas a strong U.S. dollar has a negative impact on the conversion of the Canadian sales for the financial statements.

     Selling expenses for the Company decreased by 8.7% to $1,602,015 for the nine-month period ended September 30, 1998 as compared to $1,755,077 for the nine-month period ended September 30, 1997. This decrease is attributable to savings on commissions to sales reductions.

     General and administrative expenses for the Company decreased by 3.0%, to $1,728,767 for the nine-month period ended September 30, 1998 from $1,781,740 for the nine-months ended September 30, 1997 due to expense controls.

     Rosedale develops wallpaper and fabric sample books, which are created for each collection and sold through distributors. The majority of expenditures for the creation of sample books are incurred in the quarter before the introduction of a collection. Some expenditures are incurred as early as nine to eight months in advance. Revenues generated from the sales of sample books are netted from the costs incurred in the same period and the net amount is shown on the income statement. Because expenditures are made in the quarter before the launch of a wallpaper collection, there is not always a matching of revenues and expenses, for instance, costs for a January launch would be recorded in the previous year. The Company ensures that there are orders in place from customers before significant expenditures are incurred to produce the sample books and therefore, there is little speculative risk in their production. Book development cost for the nine-month period ended September 30, 1998 was $165,991 compared to $142,065 for the same period last year.

     Design studio expenses for the Company decreased to $435,291 for the nine-months ended September 30, 1998 versus $628,876 for the same period last year. This reduction is attributable to lower staff requirements as a result of the implementation of computer-aided design ("CAD") design computer systems for the studio and the reduction of design purchases for the year.

     Operating income for the nine-months ended September 30, 1998 increased 67.5% to $1,908,036 from $1,139,320 for the nine-months ended September 30, 1997. This relates to the increase in gross margins and a conscious effort to control expenses.

    Interest expense for the Company for the nine-months ended September 30, 1998 increased 24.8% to $198,111 from $159,722 for the nine-months ended September 30, 1997. This increase in interest expense is attributable to higher borrowing costs.

     Net income for the nine-months ended September 30, 1998 increased 20.78% over the same period ended September 30, 1997. The improvement is attributable to an improved mix of sales, better gross margins and a tighter control of costs.

     Earnings per share for the nine months ended September 30, 1998 were $0.37 compared to $0.31 for the same period last year. Earnings per share were calculated for both periods based on 2,765,000 shares of common stock issued as of September 30, 1998.

     Fully diluted earnings per share were $0.26 for the nine months ended September 30, 1998 compared to $0.21 for the comparative period last year. Fully diluted earnings per share were calculated based on a total of 4,030,000 common shares which includes 1,265,000 warrants.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

     Revenues for the three months ended September 30, 1998 were $4,877,612, a 7.86% reduction as compared to the same period last year. Export sales weakened in the quarter to create part of the shortfall and the missed launch of a new wallpaper collection also contributed to the decline. However, using consistent exchange rates, the sales for the quarter would be even.

     Gross Profit for the three months ended September 30, 1998 was $1,849,683, 1.5% decrease over the comparative period last year. This relates to the strengthening of the U.S. dollar which accounted for 60% of the Company's sales. Gross Profit increased as the majority of our product costs are in Canadian dollars. As a percentage of sales, the gross profit was 37.9% for the third quarter of 1998 as compared to 35.5% for the third quarter of 1997.

     Selling expenses for the three months ended September 30, 1998 decreased by 10.7% to $559,040 as compared to the same period last year with Commissions accounting for the majority of the decrease.

     General and administrative expenses decreased by 18.06% for the three-month period ended September 30, 1998, with a reduction in professional fees and computer consulting leading the way.

     Book development costs increased by $41,071 to $84,729 for the three-month period ended September 30, 1998.

     Design studio expenses for the third quarter decreased due to a re-allocation design expenses incurred in 1998, as well as continued savings due to the CAD system.

     Net Income for the three months ended September 30, 1998 increased substantially over the same period last year. This can be attributed to better gross margins and tighter cost controls on expenses.

      Earnings per share for the three months ended September 30, 1998 were $0.08 compared to $0.00 for the previous year. A total of 2,765,000 common shares were used to make these calculations. Diluted Earnings per share for the third quarter of 1998 was $0.06 with the third quarter 1997 being $0.00.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a positive net change in cash of $2,828,109 for the nine months ended September 30, 1998. The principal sources of cash were Net Income of $1,026,796 and proceeds from share capital of $4,846,342. These items were off set by cash used to reduce Accounts Payable and Bank Debt. This is a substantial improvement over the same period in 1997 where $814,259 was used to fund a sizeable increase in Accounts Receivable and Inventories. Cash flows used in investing activities for the nine months ending September 30, 1998 were $488,919. This reflected planned capital addition for cylinders, designs and engravings for new collections. The Company believes that the proceeds of the offering, coupled with the income from operations, will fulfill the Company's working capital needs for at least the next eighteen months. It is the Company's intention to utilize a good portion of these funds to develop new product lines of wallpaper and fabric plus continue the development of floor coverings and ceiling tiles.

OTHER INFORMATION

     The Company completed an initial public offering of its common stock and common stock purchase warrants pursuant to a registration statement declared effective by the commission on June 18, 1998.

The following are the Company's expenses incurred in connection with the issuance and distribution of the common stock and warrants in the offering from the effective date of the registration statement to September 30, 1998.

          Underwriters Discounts and Commissions         $  648,312
          Expenses paid to or for the Underwriter           211,222
          Other expenses (estimate)                         589,738
                                                         ----------
          Total expenses                                 $1,449,272

None of the foregoing expenses were paid, directly or indirectly, to any director or officer of the Company or their associates, to any person who owns 10 percent or more of common stock or warrants of the Company, or to any affiliate of the Company.

     The net offering proceeds of the public offering, including the proceeds of the over-allotment option, to the Company after deducting for the expenses are $4,846,342. The Company has used $1,567,398 for working capital.

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

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

         Exhibit 27:  Financial Data Schedule

  (b)  Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the nine month period ended September 30, 1998.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ROSEDALE DECORATIVE PRODUCTS LTD.


Date: November 4, 1998                  By: /s/ Alan Fine
                                           ------------------------------
                                                Alan Fine


Date: November 4, 1998                  By: /s/ Norman G. Maxwell
                                           ------------------------------
                                                Norman G. Maxwell