Form 10KSB
period 1998-12-31
ROSEDALE DECORATIVE PRODUCTS LTD
filed 1999-04-01
CIK 1051357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1998

                        Commission File Number 333-44747

                        ROSEDALE DECORATIVE PRODUCTS LTD
                     ---------------------------------------

             (Exact name of registrant as specified in its charter)

Ontario, Canada                                                   N/A
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

                               731 Millway Avenue
                        Concord, Ontario, Canada L4K 3S8
              (Address of principal executive offices) (Zip Code)

                                 (905) 669-8909
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                    Redeemable Common Stock Purchase Warrants
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The  Company's   revenues  for  the  year  ended  December  31,  1998  were
$18,790,793

     As of March 1, 1999 the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The Nasdaq Stock Market last sale price of $1.875 on March 1, 1999) was $5,184,375.

     As of March 1, 1999, there were 2,765,000 shares of the registrant's common stock outstanding.

PART I.

Item 1.  HISTORY OF THE COMPANY

         Rosedale Decorative Products, Ltd. (the "Company") commenced operations as a single retail store, Ontario Paint & Wallpaper Limited, in 1913 and has operated as a family owned business since its inception. The focus of the business during its early years was the sale of paint to homeowners and major contractors. The retail store is still in operation in its original location and has become a Toronto landmark. In the early 1970's, Ontario Paint & Wallpaper Limited ("Ontario") diversified into wallpaper distribution. In 1981, the Company's subsidiary Rosedale Wallcoverings and Fabrics, Inc. ("Rosedale") commenced operations under the name Desart Wallcoverings Inc. In 1988, Desart Wallcoverings Inc. changed its name to Rosedale Wallcoverings Inc. and in 1995 the name was changed to Rosedale Wallcoverings & Fabrics Inc. Over the years, the Company has become one of the largest independent wholesale wallpaper distributors in Canada. In the early 1990's the Company continued to diversify by designing wallcovering collections for distribution in Canada, the United States, Europe, South America and Asia.

         On May 14, 1997 the Company was formed by the  shareholders of Rosedale
and  Ontario  for  the  purpose  of  consolidating   the  business  of  the  two
subsidiaries.

General

         The Company, through its two wholly-owned subsidiaries, Ontario and Rosedale, designs, markets and distributes residential wallcoverings and designer fabrics. The Company also operates a retail paint and wallpaper store located in downtown Toronto, Canada which has been in continuous operation since 1913. The Company's products include wallpaper and wallpaper borders (which are collectively referred to as wallcoverings), designer fabrics and paint.

         The Company designs wallcovering and designer fabric collections that it distributes under its own brand names. Wallcoverings and fabrics sold under Company brand names are manufactured for the Company on an outsource basis by third party manufacturers. In addition to selling its own brand name wallcoverings and fabrics, the Company is also a wholesale distributor of wallcoverings designed and manufactured by other manufacturers. Wholesale distribution of other manufacturers' wallcoverings is done through the Company's Ontario subsidiary. Design and distribution of Company brand wallcoverings is accomplished primarily through its Rosedale subsidiary and, to a lesser extent, through its Ontario subsidiary.

         The Company's Rosedale subsidiary has received a number of industry recognized awards. Since 1994, the Rosedale subsidiary has been received the "Estate Award for Excellence in Wallcovering Design" on four separate occasions. This award is presented by a leading trade publications and is given in recognition of wallcovering collections that exhibit outstanding design characteristics. In addition, Rosedale has received the "Hot Line Elite" award on numerous occasions which is presented by another leading trade publication to the wallcovering producer whose collections have been cited by independent retail stores throughout the United States as top sellers. Rosedale has also twice been named "Supplier of the Year" by its largest distributor, The Blonder Company (most recently in 1997) despite the fact that its collections represent only approximately 5% of the total wallcovering collections offered by The Blonder Company in each year.

         Sales of Company's name brand wallcoverings account for approximately 54% of the Company's total revenues and wholesale distribution of wallcoverings under non-company brand names accounts for approximately 29% of the Company's total revenues. Sales of designer fabrics account for approximately 12% of the Company's revenues and the Company's retail paint and wallpaper store generates approximately

5% of the Company's annual revenues.

         In 1998, the Company distributed approximately 26 Company brand wallcovering and fabric collections to approximately 10,000 to 20,000 retail wallpaper and paint stores worldwide. In addition, in 1998, the Company's Ontario subsidiary distributed approximately 47 non-Company brand wallcovering collections to approximately 1,700-2,000 home decorating stores in Canada.

         The Company believes that its product mix of wallcoverings, designer fabrics and paints, along with its newer offerings of floor coverings and ceiling tiles presents significant cross marketing opportunities. Rosedale has recently introduced wallcovering and fabric sample books that include coordinated carpets and area rugs; a first in the industry.

Company Brands

         The Company designs and distributes approximately ten different lines of wallcoverings and fabrics sold under the Company's own brand names each year. A variety of wallcovering and fabric collections are sold under each of the Company's brand names. Each wallcovering collection sold by the Company consists of a variety of coordinated wallpapers, borders and fabrics. Collections take approximately twelve months to develop and are generally available in the marketplace for a minimum of two years after launch. The Company's Rosedale subsidiary designs and distributes six wallcovering collections and two fabric programs per year, sold under five brand names, and the Ontario subsidiary designs and distributes two wallcovering collections per year, sold under two brand names. Such products are distributed to approximately 10,000 to 20,000 retail stores and interior designers worldwide.

         Wallcovering and designer fabric collections are developed by the Company's design staff using a variety of color schemes to create thematically consistent collections. Each collection is tailored to fit the particular target market for the brand name for which the collection is being created. The Company's management, design, marketing and sales staff approve collections for production based upon their assessment of the commercial potential of those collections in each of the Company's target markets.

         Each of the Company's subsidiaries maintains its own design studio and creative staff. Rosedale's design studio is located in its Concord, Ontario facility. Recently, the Company's Rosedale subsidiary installed a state of the art computer aided design (CAD) system, with two workstations, for the creation and coloring of wallcovering and fabric designs. The system provides Rosedale's design staff with the ability to produce a wide variety of designs and color schemes and has reduced the time required for producing finished designs. The Company's Ontario subsidiary maintains a design studio and staff in London, England.

         Company brand name wallcoverings and fabrics include; Rosedale, Cambridge Studios, Hamilton House, Kingsway Fabrics, Concord and Ridley Nash. The Company's brand name wallcoverings and fabrics are targeted for middle and upper middle income consumers and to the high end interior designer market where the Company's wallcoverings can compete based upon quality and design. The Company does not design wallcovering and fabric collections for the lower end of the market where competition is based primarily upon price.

         The Company's Rosedale and Cambridge Studios brands were established in 1987 and 1993, respectively, and are designed and marketed by the Company's Rosedale subsidiary. The Concord and Ridley Nash lines of wallcoverings were established in 1992 and 1995, respectively, and are designed by the design staff of the Company's Ontario subsidiary. Each year, the Company produces approximately eight different lines of wallcoverings under its Rosedale, Cambridge Studios, Concord and Ridley Nash brands.

Wallcovering collections sold under all four brand names are targeted to middle to and upper middle income consumers.

         The Company's Hamilton House brand, which was introduced in 1995 by the Company's Rosedale subsidiary in order to provide the Company with a brand which is specifically designed for the interior design market and decorator boutiques. With the addition of the Hamilton House brand line of wallcoverings, Rosedale's product mix was expanded to cover all major price categories from the middle level market through to the high end interior designer market.

         The Concord and Ridley Nash brands were established by the Company's Ontario subsidiary to provide Ontario with its own brand name of wallpaper products for introduction into the United States market. Both brands are created in London, England by the Company's design staff. The Company designs and distributes one wallcovering collection per year under each brand name. Both lines of wallcoverings are targeted for middle to upper income consumers.

         The Company's various brands enable the Company to take advantage of the changing nature of the North American wholesale distribution business, including the growth of large national distributors as well as the trend towards consolidation amongst the smaller regional distributors, and to broaden its product mix to cover all major price categories with the market with the exception of the low margin, mass merchant business.

Decorative Fabrics and Floor Coverings

         As part of the Company's growth strategy, its Rosedale subsidiary has recently expanded its product lines to include coordinated products, namely decorative fabrics, soft window treatments and floor coverings. The Company's decorative fabric products are sold under the Kingsway Fabrics brand name and are intended to be utilized by consumers for draperies, upholstery and bed coverings. The expansion into the coordinated fabric market has been undertaken in order to take advantage of the tremendous trend towards coordinated selling in the home decorating industry. These changes encompass the way that products are introduced into the market as well as the nature of consumer buying habits.

         Designer fabrics represent approximately 12% of Rosedale's annual revenues. Rosedale designs and markets two fabric collections per year which are coordinated with its wallcovering collections. Recently, Rosedale has added coordinated area rugs and runners to complement its wallcovering and fabric offerings.

         The Company believes that offering a combination of wallcoverings, decorative fabrics and floor coverings provides significant opportunities for cross merchandising of the Company's products. This in turn opens other markets for the Company's product lines. For example, by offering coordinated lines of wallcoverings, fabrics, and floor coverings, consumers looking to purchase wallcoverings will be exposed to the Company's designer fabric and floor covering lines. The Company believes that it is now able to offer consumers a complete home decorating package. The end result being that the Company's products are saleable to a wider variety of retail stores and consumers.

Third Party Manufacturing

     Company brand wallcoverings are manufactured for the Company by wallcovering manufacturers in the United Kingdom, Canada and the United States. The Company's Rosedale and Cambridge Studios lines of wallcoverings are manufactured in the United Kingdom by Borden Wallcoverings Ltd. ("Borden") and Zen Wallcoverings Ltd. ("Zen"). Borden manufacturers the majority of the Company's wallcoverings and has been a contract manufacturer with the Company since 1985. The Company's Hamilton House brand is manufactured in the United States by Hawthorne Wallcoverings. The Company's wallcoverings are also manufactured in Canada by Blue Mountain Wallcoverings Ltd. and Sunworthy Wallcoverings Inc.

     Designer fabric collections designed by the Company and sold under the Kingsway Fabrics brand name are manufactured in the United States by two manufacturers, Santee Print Works Ltd. ("Santee") and New London Textiles, Inc. ("New London").

     The Company generally enters into contracts with its manufacturers to produce its designs to the Company's specifications on a "make and ship" basis which means that the manufacturers hold no inventory of the Company's products. The Company's products are manufactured on a pattern by pattern basis. The terms and conditions of production are outlined by the Company in written instructions provided to the manufacturers for each new design that the Company produces. The Company maintains the exclusive copyrights to each of its designs and the manufacturers do not have rights to sell the Company's designs unless permitted by the Company.

Wholesale Distribution of Wallcoverings Manufactured by Third Parties

     The Company, through its Ontario subsidiary, is a wholesale distributor of wallcoverings designed and produced by manufacturers located in the United Kingdom and Canada. The Company markets wallcovering collections produced by third party manufactures under each manufacturer's brand names. The Company has distribution agreements with John Wilman Limited ("John Wilman") and Vymura International PLC ("Vymura"), located in the United Kingdom, and with Norwall Group Inc. ("Norwall"), located in Canada. The Company's distribution agreements with John Wilman, Vymura and Norwall provide the Company with the exclusive Canadian distribution rights for each manufacturers' wallcovering lines. The Company believes that its position as one of the few remaining distributors not owned by a manufacturing facility, makes it an attractive distributor to manufacturers that do not want to sell their products to competitive manufacturers for distribution.

New Products

     The Company intends to expand the products offered by its Ontario subsidiary to include a line of retro art decorative ceiling tiles for commercial and residential customers. The decorative ceiling tiles are designed to fit into standard suspension ceiling frameworks and are embossed with designs that emulate ceilings found in many turn of the century buildings. This provides commercial and residential customers with the ability to add Victorian style ceilings to their decor. The Company believes that its decorative ceiling tiles will be attractive to commercial users, such as restaurants looking to recreate the look of the late 1800's. The anticipated launch date for the Company's decorative ceiling tiles is in the second quarter of 1999.

Retail Operation

     The Company's retail operation, Ontario Paint & Wallpaper, has been in continuous operation since 1913 and the store has become a landmark in metropolitan Toronto. The retail store sells Benjamin Moore paints and related sundry products, including wallcoverings to customers ranging from individual homeowners to large industrial accounts. The store offers a full line of wallcoverings, include all brands distributed by the Company. The majority of Ontario Paint & Wallpaper's paint sales are made to local movie studios for set designs and to commercial customers for apartment and office buildings. Sales to commercial customers have been growing steadily over the past two years. The retail store is the largest single source distributor of Benjamin Moore Paints in Canada.

         The retail store offers special services to attract and maintain commercial customers. The store maintains detailed records of paint purchases by commercial customers. Commercial customers that have purchased paint in the past can order additional paint simply by telephoning the store and indicating which area of their building requires paint. The store manager then retrieves the stored information about the building, selects the correct paint colors for the commercial customer and then delivers the paint to the customer. In addition, the Company has a portable paint scanner which provides retail store employees with the ability to visit a building and scan the building's paints and return to the store where the scanned information is transferred to a paint mixer which then mixes matching paint colors.

         The paint store was also the setting for a monthly home decorating television show which is broadcast from the store. The television show was hosted by City T.V., and provided practical advice on home painting and repairs. The television show was taped from the store in front of a live audience. In
June 1997, the retail store also began presenting bi-monthly seminars for homeowners providing elementary to advanced instruction on various painting techniques. The seminars are conducted in conjunction with a local TV personality. The program has been quite successful with all classes being oversold.

Marketing and Distribution (Company Brands)

         The Company distributes its brand name wallcoverings and fabrics in the United States and Canada through regional and national distributors. The Company appoints a single distributor to a particular geographical area and their territories generally do not overlap. The Company does not maintain formal distribution agreements with its distributors, as is the custom in the industry. It is understood and common practice in the industry that neither the distributor nor the manufacturer is obligated to maintain a relationship other than on a collection by collection basis. It is the Company's policy that each of its distributors is obligated to purchase every collection the Company markets or forfeit its right to be a Company distributor.

         In addition the Company sells directly to selected large national and regional retail chains and specialty stores that specialize in the sale of wallcoverings and designer fabrics.

         The Company markets and promotes its products through the distribution and sale of sample books. The Company prepares a sample book for each of its Company brand collections of wallcoverings and fabrics designs. The majority of the sample books prepared by the Company contain partial sheets of wallpaper, coordinated borders and fabrics. Recently, the Company has added coordinated floor coverings to its sample books. In addition, sample books contain photographs of model room settings demonstrating how the Company's wallcoverings, coordinated designer fabrics and floor coverings look in simulated home environments. By offering coordinated wallcoverings and fabric collections in its sample books, the Company is able to have its entire product line shown to a wider variety of end users. The Company also produces sample books which contain only designer fabric samples which it distributes to fabric wholesalers. In 1996, the Company distributed over 80,000 Company brand wallcovering sample books and 12,000 Company brand designer fabric sample books.

         The number of sample books that the Company prepares for any given collection is determined based upon orders from the Company's distributors. The distributors inform the Company how many books they will require for each collection and the Company produces the sample books. The Company does not produce sample books unless a distributor has requested them. The sample books are sold to distributors and the distributors, in turn, place the sample books with retail and interior design customers who ultimately sell the Company's products to consumers. In addition to purchasing the Company's sample books, each distributor is also required to purchase inventory for each pattern in each collection.

         It takes between 10 to 12 months from the time that the Company approves designs for a collection to the shipping of sample books for that collection. Recently, the Company's Rosedale subsidiary began producing preview copies of its sample books using its in house computer aided design ("CAD") system. This allows Rosedale to preview its collections to distributors and to make changes to its collections based upon feedback from distributors before the final printing of sample books. This has resulted in a large cost saving to the Company. Rosedale believes that this innovation will also allow it to more specifically tailor its collections and sample books to consumer trends in the markets on a more timely basis.

Canadian Distribution

         The Company sells approximately 45% of its wallcoverings and fabrics in Canada through its Ontario subsidiary. The balance of its sales are through regional distributors and national chains such as Color Your World and Sears Canada. Regional distributors include Crown Wallcoverings, the largest distributor to the Canadian interior design market and Images Wallcoverings. Images Wallcoverings Ltd. is a distributor located on the west coast of Canada.

United States Distribution

         Approximately 53% of the Company's wallcovering sales are made in the United States. Distribution of the Company's wallcoverings in the United States is done through sales to national and regional distributors as well as sales to large retail wallpaper chains. Regional distributors in the United States include Walltrends, Hunter & Co., Key Wallcoverings, G&W Distributors, Fashion Wallcoverings, Olney Wallcoverings, Eisenhardt Wallcoverings and Aztec. National distributors include The Blonder Company, which distributes the Company's Cambridge Studios brand, and Seabrook Wallcoverings, which distributes the Company's Hamilton House line of wallcoverings.

         The Company also sells directly to retail chains in the United States which include Wallpapers to Go, Sherwin Williams, Gardener Wallcoverings, Horners and Tretiaks.

         In 1993, Rosedale embarked on the development of a separate distribution network of wholesalers throughout North America for the purpose of distributing its decorative fabrics. The Company designer fabrics are sold by approximately ten independent salespersons who also sell products produced by other fabric companies. The other fabrics sold by these salespersons generally do not compete directly with the Company's designer fabrics in either look or price points. The salespersons are compensated on a commission only basis. The Company does not have contracts with any of these salespersons.

Wallcovering Market

         Over two billion rolls of wallcoverings were sold worldwide in 1994, with over 161 million rolls sold in Canada and the United States and over 500 million rolls of residential wallcoverings sold in Europe during the same period. Sales of wallcoverings tend to have a direct relationship to the level of home renovations and the economy in general, but have a lesser relationship to new housing starts.

         The Company competes primarily within the residential wallcovering segment of the home decorative industry, which is a sector of the building supplies industry which caters to the do-it-yourself market. Currently the wallcovering segment is fragmented, comprised of, many small and medium sized companies with no single large company dominating the market. Management believes that several of the companies within this segment may consider consolidation and may be acquisition targets for the Company in the future, although there can be no assurances that the Company will be able to identify such acquisition target and consummate an acquisition on terms that are acceptable to the Company.

         The Company believes that homes built prior to 1980 account for approximately 86% of the U.S. housing market. As a result, many of these homes may warrant renovations. With the bulk of the United States population entering the post-40 age group, the U.S. Census Bureau estimates that by the year 2000 home ownership will increase to 70% from 66% in 1996. Based upon 1997 economic data the U.S. Census Bureau predicts that domestic housing will continue to rise by at least 1 million homes per year through the year 2000.

         The trend at the distribution level of the industry has been towards a market characterized by fewer distributors with higher distribution volumes. The Company has developed strong relationships with independent regional distributors. The Company is also well positioned to take advantage of growth in mass merchandising through its relationship with its national distributors and large retail chains. In addition, the Company hopes to penetrate alternative fabric markets such as apparel and soft goods industries.

Patents and Trademarks

         The Company trademarks the names of each of its collections and brand names. In addition, the Company copyrights designs created for its brand wallcovering and fabrics.

Government Regulation

         The Company is subject to various Canadian regulations relating to health and safety standards applicable warehouse operations. The Company must comply with Canadian federal regulations administered by the Workman's Compensation Board, relating to worker safety issues in its warehouse facility. Although the cost of compliance with such regulations is not material, changes to existing regulations may have a material adverse effect on the Company's business and result of operations. The Company is also subject to U.S. Federal Regulations relating to imports of goods and the North American Free Trade Agreement on its products that it exports to the United States. Although the cost of compliance with such regulations is not material, changes to existing regulations may have a material adverse effect on the Company's business and result of operations.

Employees

         As of December 31, 1998, the Company employed 63 (61 on a full time basis) persons, which includes 8 senior executives, 18 sales staff persons (15 full time, 2 part time), 9 designers, 17 support staff persons and 13 warehouse workers. The Company has no unionized employees and believes that its relationship with its employees is satisfactory.

Item 2.  PROPERTIES AND FACILITIES

         The Company leases facilities in Concord, Ontario for each of its subsidiaries. The Company leases an approximately 78,000 square foot facility for its Ontario subsidiary. The lease was amended July 13, 1995 and expires on October 31, 2004 with an annual base rent of Cdn. $260,027. The building houses Ontario's executive offices, warehouse and showroom. The Company leases a 47,000 square foot facility for its Rosedale subsidiary. The lease for the Rosedale facility runs through October 31, 2004 and has a base annual rent of Cdn.$176,640. The Rosedale subsidiary houses its design facilities, executive offices, warehouse and showroom. Management believes that this space is adequate for its design and warehouse needs in the foreseeable future. Management also believes that there is ample room for expansion in the future.

         The Company also leases space for its retail paint store, located in downtown Toronto, from a company owned by Alan Fine, Chief Executive Officer of the Company, and Sid Ackerman, the Company's

     President.  The  lease  calls for  rental  payments  in the  amount of Cdn.
$24,000 per annum, plus general sales taxes, payable in equal monthly instalments of Cdn. $2,000. The lease is for a one year term, automatically renewable from year to year unless terminated in writing by either the landlord or the tenant on 30 days written notice.

Item 3.  LEGAL PROCEEDINGS

         The Company is involved in legal proceedings with Revenue Canada. The Revenue Canada proceeding involves the Company's challenge to a Revenue Canada decision to disallow a business loss deduction taken by Rosedale for losses it incurred when attempting to create a startup company in California. Rosedale started the California company in 1992 to make window blinds as an adjunct to its wallcovering and fabric business. The California company's growth did not meet the Company's expectations and subsequently was sold in 1994. Rosedale claimed losses incurred during the operation of the California business as a business loss deduction on its 1994 tax return. Revenue Canada allowed the deduction as a capital loss only. Rosedale has filed a formal notice of objection to Revenue Canada's classification of the deduction. In the event that Revenue Canada's decision is upheld, Rosedale would be required to pay $664,000 plus interest to satisfy its tax obligation. The Company believes that it has a meritorious defense and is working to try to settle the matter. The Company is not aware of any other material legal proceedings pending or threatened against the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

          (a) The high and low bid price of the Company's common stock for each quarter since its initial public offering which commenced on June 18, 1998, through the close of its fiscal year on December 31, 1998 are as follows:


Start Date           End Date                   High                 Low

6/19/98              6/31/99                   $7.50                $7.00

7/1/98               9/30/98                   $8.91                $6.88

10/1/98              12/31/97                  $7.00                $4.50


         The Company has not paid dividends to date.

         (b) The Company made an initial public offering of its common stock, no par value ("Common Stock") and common stock purchase warrants ("Warrants") (the "Common Stock and Warrants are collectively referred to as the "Securities") pursuant to a registration statement declared effective by the Commission on June 18, 1998, File No. 333-44747("Registration Statement"). Each Warrant permits the holder, upon exercise, to receive one share of the Company's common stock, no par value.

     The following are the Company's expenses incurred in connection with the issuance and distribution of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-KSB:



Expense                                                                         Amount

Underwriter's Discounts and Commissions                                         $648,312

Finders Fees                                                                           0

Expenses paid to or for the Underwriters                                         211,611

Other expenses(1)                                                                467,457

Total Expenses                                                                $1,326,930

         -------------------

         (1) Estimate

         None of the foregoing expenses were paid, directly or indirectly, to any director or officer of the Company or their associates, to any person who owns 10 percent or more of any class of equity securities of the Company, or to any affiliate of the Company.

         The net offering proceeds to the Company after deducting for the foregoing expenses are $5,156,195.

         The following are the application of the net proceeds by the Company's from the sale of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-KSB:

Item                                                                  Amount

Working Capital ...........................................           $  238,995
New Product Development ...................................                    0
Temporary Investments(1) ..................................            3,306,200
Sales and Marketing .......................................                    0
Hire Additional Personnel .................................                    0
Repayment of Trade Payables ...............................            1,611,000
Total Application of Net Proceeds .........................           $3,799,062
                                                                      ----------

          (1)  money market investments

         To date, there have been no material changes to the application of the net proceeds as described in the Company's Registration Statement in the section "Use of Proceeds."


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

         The statements contained in this report that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. All forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements.

         The wallcoverings, decorative fabrics and paint markets are highly competitive and consists of foreign and domestic manufacturers and distributors most of whom are larger and have greater resources than the Company. The
Company's future success as a designer and distributor of high quality wallcoverings and designer fabrics will be influenced by several factors including the ability of the Company to efficiently meet the quality and design requirements of its customers, management's ability to evaluate the public's quality and design requirements and to achieve market acceptance of its wallcoverings and designer fabrics collections. Further factors impacting the Company's operations are increases in expenses associated with continued sales growth, the ability of the Company to control costs, to develop products with satisfactory profit margins and the ability to develop and manage the introduction of new product lines and competition.

Results of Operations

         Fiscal year ended December 31, 1998 compared to the fiscal year December 31, 1997

         Revenues for the fiscal year ended December 31, 1998 were $18,970,793, a 8.6% reduction over prior year revenues of $20,757,423. This decrease was due to the weakening of the Canadian dollar versus the U.S. dollar. Using a consistent exchange rate, revenues decreased by 1.66%. This decrease can be attributed to general weakening in the market, fallout of the Asian flu and the dramatic devaluation of the Russian Ruble.

         Gross Profit for the company for the fiscal year ended December 31, 1998 was 39.8% of sales, an increase as compared to the same period one-year ago, which was 35.7%. This increase in gross profit margin can be attributed to a change in sales mix due to a decrease in sales to the export market and the strengthening of the U.S. dollar, of which 50% of our sales arise. As the majority of our purchases are made in Canadian dollars, a stronger U.S. dollar will help our gross margin, whereas a strong U.S. dollar has a negative impact on the conversion of the financial statements.

         Selling expenses for the company decreased by 8.01% to $2,135,594 for the fiscal year ended December 31, 1998 as compared to $2,321,585 for the fiscal year ended December 31, 1997. This decrease is attributable to a decrease in sales travel and commissions, and promotion expense.

         General and administrative expenses for the Company decreased by 11.13%, to $2,114,943 for the fiscal year ended December 31, 1998 from $2,379,749. The Company has successfully attempted to rationalize these expenses on an across the board basis.

         Rosedale develops wallpaper and fabric sample books, which are created for each collection and sold through distributors. The majority of expenditures for the creation of sample books are incurred in the quarter before the introduction of a collection. Some expenditures are incurred as early as six to eight months in advance. Revenues generated from the sales of sample books are netted from the costs incurred in the same period and the net amount is shown on the income statement. Because expenditures are made in the quarter before the launch of a collection, there is not always a matching of revenues and expenses e.g. costs for a January launch would be recorded in the following year. The Company ensures that there are firm orders in place from customers before significant expenditures are incurred to produce the sample books. Therefore, there is little speculative risk in their production. Book development costs for the fiscal year ended December 31, 1998 was $279,454 compared to $189,566 for the same period last year.

         Design studio expenses for the Company decreased by 8.29% to $766,235 for the fiscal year ended December 31, 1998 versus $826,796 for the fiscal year ended December 31, 1997. This reduction is attributable to lower staff requirements as a result of the implementation of computer-aided design ("CAD") design computer systems for the studio.

         Operating income for the fiscal year ended December 31, 1998 increased 48.16% to $1,655,037 from $1,117,039 for the fiscal year ended December 31, 1997. This relates to the increase in gross margins and a conscious effort to control expenses.

         Interest expense for the Company for the fiscal year ended December 31, 1998 increased 39.60% to $292,341 from $209,403 for the year ended December 31, 1997. This increase in interest expense is attributable to higher interest rates and interest accrued on shareholders' loans.

         Net income for the fiscal year ended December 31, 1998 increased 31.35% over the fiscal year ended December 31, 1997. The improvement is attributable to a better mix of sales, better gross margins and a tighter control of costs.

         Earnings per share for the fiscal year ended December 31, 1998 were $0.71 compared to $0.53 for the fiscal year ended December 31, 1997. Earnings per share were calculated for both periods based on the weighted average number of shares issued in each year. The weighted average number of shares for 1998 was 1,478,563 and 1,500,000 for 1997.

         The earnings per share on a comparative basis using the number of common shares outstanding as of December 31, 1998, would be $0.38 in 1998 and $0.29 in 1997.

         Fiscal year ended December 31, 1997 compared to fiscal year ended January 31, 1996

         Revenues for the fiscal year ended December 31, 1997 were $20,757,423, a 9.67% increase over the prior year's revenues of $18,927,369. This increase was due to greater acceptance of product lines in the market, increased market share from the independent retail stores, increase in residential real estate sales and expansion of the export market coupled with the improving economic climate in North America.

         Gross profit for the Company for the fiscal year ended December 31, 1997 was 35.69% of sales, an improvement as compared to the fiscal year ended December 31, 1996 which was 35.00%. This positive change can be attributed to higher prices, more efficient buying practices and a higher mix of sales to the independents and an increase in sales to independent retail stores.

         Selling expenses for the Company decreased by 4.76% in the fiscal year ended December 31, 1997 as compared to the fiscal year ended December 31, 1996. This decrease is attributable primarily to a reduction in freight costs and warehouse wages.

         General and administrative expenses for the Company increased by 8.42% in the fiscal year ended December 31, 1997 as compared to the fiscal year ended December 31, 1996. In 1996, management payroll was reduced as part of a cost reduction plan.

         Rosedale develops wallpaper and fabric books which are created for each collection and sold through distributors. The majority of expenditures for the creation of these books are incurred in the quarter before the launch of the collection. Some expenditure is incurred as early as six to eight months in advance. Revenues generated from the sale of books are netted from the costs incurred in the same period and the net amount is shown on the income statement. Because expenditures are made in the quarter before the launch, there is not always a matching of revenues and expenses e.g. costs for a January launch would be recorded the last quarter of the fiscal year, whilst the revenue would be recorded in the following year. The Company ensures that there are firm orders on hand from customers before significant expenditures are incurred to produce the books. Therefore, there are no speculative risks in their production. Book development costs for the fiscal year ended December 31, 1997 was $189,566 compared to a recovery of ($278,079) for the same period last year. This is attributable to delays in the launching of certain collections during 1997.

         Design studio expenses for the Company decreased $72,576 to $826,796 for the fiscal year ended December 31, 1997 versus the same period for the prior year. This reduction is attributable lower staff requirements as a result of the implementation of the CAD/CAM design computer system for the studio. Prior to the implementation of the CAD system, all coloring of new designs and color changes to existing designs as well as the creation of non sophisticated designs were done manually. This process required approximately ten designers (four full time and six free lance). With the CAD system, the whole process will be computerized requiring only three designers (two full time and one freelance).

         Income from operations increased $396,267 to $1,117,029 for the fiscal year ended December 31, 1997 versus the prior year. This increase in income from operations is directly a result of continued sales growth and improved margins coupled with strict cost control. In addition, for fiscal 1997, the Company revised its estimate of the useful lives for cylinders and related design costs extending the amortization period to five years from three years on a straight-line basis.

         This change was necessary to more accurately reflect the estimated useful lives of the cylinders and related design costs. As a result, the current year's amortization charge was reduced by approximately $480,000.

         Interest expense for the Company for the fiscal year ended December 31, 1997 decreased 10.84% to $209,403 from $234,865 for the fiscal year ended December 31, 1996. This decrease in interest expense is directly attributable to lower interest rates and the offset of interest earned on the mortgages.

         Net income for the fiscal year ended December 31, 1997 was $799,828 as compared to $423,571 for the fiscal year ended December 31, 1996, an increase of $376,257 or 88.83%. Of this increase, $174,202, or 46.30%, pertains to a cumulative effect of a change in accounting principle for book development and design costs. In 1997, the company changed the accounting principle for recognition of book development and design costs from a full write-off to a deferral over three years. The subsidy represents the discount between the costs of the sample books and the price at which they are sold to major retailers. The company considers that it is more appropriate to recognize the production of sample books of wallpaper as an asset, as there is enduring value which should be recognized over the life of the collection. The balance of the increase in net income of 53.70% is attributable mainly to the following factors:

     o A change in the useful life for cylinders and related design costs from three years to five years;

     o Deferral of expenses relating to book development, and design costs for launches of collections in the following year;

     o Higher  prices for product  lines;

     o Better mix of sales

     o Stricter cost control

Liquidity and Capital Resources

         The Company had a positive net change in cash of $2,974,759 for the fiscal year ended December 31, 1998. The principal sources of cash were Net Income of $1,050,553, a decrease in Accounts Receivable of $693,551. These items were offset by cash used to reduce Accounts Payable and increase Inventories.

         Cash  flows used in  investing  activities  for the  fiscal  year ended
December 31, 1998 were $1,013,451. This reflected capital addition for cylinders, designs and engravings for new collections. The company received net proceeds from it's initial public offering effective June 18, 1998 in the amount of $5,156,195. The company believes that the proceeds of the offering, coupled with the income from operations, will fulfill the company's working capital needs for at least the next eighteen months. It is the company's intention to utilize a good portion of these funds to develop new product lines of wallpaper and fabric plus continue the development of floor coverings and ceiling tiles.

Year 2000

         The Company's review of its own operating systems does not indicate any Year 2000 problems. However, the Company is highly dependent on third party vendors. Failures and interruptions, if any, resulting from the inability of certain computing systems of third party vendors, including the Company's clearing broker to recognize the Year 2000 could have material adverse effect on the Company's results of operations. There can be no assurance that the Year 2000 issue can be resolved by substantial costs, particularly costs resulting from increased charges by its third party service providers, as a result of such third party service providers correcting Year 2000 issues, such costs are not sufficiently certain to estimate at this time. Item 7. FINANCIAL STATEMENTS

         The Financial Statements are included with this report commencing on page F-1.

Item 8. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

         The following table sets forth certain information concerning the Directors and Executive Officers of the Company:


Name                                 Age        Position

Alan Fine                             52        Chief Executive Officer and Chairman of the Board

Sidney Ackerman                       52        President and Director

Norman G. Maxwell                     49        Chief Financial Officer, Operations Manager and
                                                Director

Ken Page                              36        Director

Gregory Sichenzia                     36        Director

     Set forth below is a biographical description of each director and executive officer of the Company based on information supplied by each of them.

     Alan Fine has served as the Chief Executive Officer and Chairman of the Board of the Company since its inception in May 1997. In 1982, Mr. Fine founded Rosedale Wallcoverings & Fabrics Inc. and has served as the President of Rosedale Wallcovering & Fabrics, Inc. since 1987. Mr. Fine has also served as the Secretary for Ontario Paint & Wallpaper Ltd since 1978. From 1972 to 1977 Mr. Fine was the Manager of Wallpaper Distribution for Ontario Paint & Wallpaper Ltd.

     Sidney Ackerman has served as the President of the Company since its inception in May 1997. In 1971, Mr. Ackerman was responsible for the development of Ontario Wallcoverings which became the wallpaper distribution arm of Ontario Paint & Wallpaper Ltd. In June 1978, Mr. Ackerman was elected Director and Treasurer of Ontario Paint & Wallpaper Ltd. Since 1994, Mr. Ackerman has served as the President of Ontario Paint & Wallpaper Ltd.

     Norman G. Maxwell has been Chief Financial Officer and Operations Manager of the Company since its inception in May 1997 and has served as a director of the Company since May 1997. Prior thereto, since 1992, Mr. Maxwell has served as the Vice President of Finance with Ontario. From 1989 to 1992, Mr. Maxwell served as the Comptroller of Ontario. Mr. Maxwell has been in the wallcovering industry for over 20 years and has been a Certified Management Accountant since 1977.

     Ken Page has been a Director of the Company since June 1998. Since 1992 Mr. Page has been a partner of the law firm of Page Hill in Toronto, Ontario, Canada. Mr. Page graduated from the University of Western Ontario with an LLB in 1986 and was admitted to the bar in Ontario 1988.

     Gregory Sichenzia has been a Director of the Company since August 1998. Mr. Sichenzia is a partner of the law firm of Sichenzia, Ross & Friedman LLP in New York, New York and has been since May 1998. He had been a partner of Singer Zamansky LLP in New York, New York, since November 1996. Prior thereto and since August 1994, he had been an associate attorney at Schneck Waeltman Hashmall & Mischel LLP in New York City.

Committees of the Board of Directors

     The Board of Directors has a Compensation Committee and an Audit Committee.

     The Compensation Committee consists of Gregory Sichenzia, Ken Page and Sid Ackerman. Mr. Sichenzia and Mr. Page are independent directors who are not salaried officers of the Company. The purpose of the Compensation Committee is to review the Company's compensation of its executives, to make determinations relative thereto and to submit recommendations to the Board of Directors with respect thereto. The Compensation Committee also selects the persons to whom options to purchase shares of the Company's Common Stock under the 1998 Stock Option Plan will be granted and to make various other determinations with respect to such Plan.

         The Audit Committee consists of Gregory Sichenzia, Ken Page and Alan Fine. The purpose of the Audit Committee is to provide general oversight of audit, legal compliance and potential conflict of interest matters.

Compensation of Directors

         The Company has not paid compensation to any director for acting in such capacity. The Company is currently reviewing its policy on compensation of outside directors and may pay outside directors in the future.

         The Company intends to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report an information statement (the "Information Statement"), pursuant to Regulation 14C pertaining to the Annual Meeting of Stockholders to be held in May 1999. Information regarding directors and executive officers of the Company will appear under the caption "Election of Directors" in the Information Statement and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 1998, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 1998, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Item 10. EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid by the Company during each of the last three fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers who earned in excess of $100,000.

                           Summary Compensation Table

              Long-Term Compensation
          Awards                    Payouts

                                                                                                 Securities                 All
                                                                                  Restricted     Underlying                Other
                                                       Other                        Stock         Options/         LTIP   Compen-
                                                      Compen-                      Award(s)         SARs         Payouts  sation
               Position Year (1)       Salary         sation          Bonus          ($)          (#)(1)(2)         ($)     ($)
------------------------------------------------------------------------------------------------------------------------------------
Alan Fine(1)  Chief       1998       $ 160,000         ----          $7,602          ----           ----           ----    ----
              Executive   1997       $ 173,360        $7,020          ----           ----           ----           ----    ----
              Officer     1996        $ 41,068        $8,582        $121,003         ----           ----           ----    ----
Sidney        President   1998       $ 160,000          ---          $8,995          ----           ----           ----    ----
Ackerman(1)               1997       $ 173,360        $9,595           ---           ----           ----           ----    ----
                          1996        $ 41,068        $8,621        $121,003         ----           ----           ----    ----
------------------------------------------------------------------------------------------------------------------------------------

(1) Reflects total compensation received from both the Company's Ontario and Rosedale subsidiaries.

STOCK OPTIONS GRANTS AND EXERCISES

           No stock options were granted to the named executive officers during the last completed fiscal year.

           The following table shows the value at December 31, 1998 of unexercised options held by the named executive officers:

                 Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-end Option Values

                                                                         Number of securities         Value of unexercised in-the-
                                                                        underlying unexercised       money options at fiscal year-
                                                                      options at fiscal year-end                end ($)
                                                                                  (#)
      Name                 Shares acquired on      Value Realized
                              exercise (#)              ($)            Exercisable/unexercisable       Exercisable/unexercisable
-------------------------------------------------------------------------------------------------------------------------------
Alan Fine, Chief                   0                     0                        0/0                             0/0
Executive Officer
Sidney Ackerman,                   0                     0                        0/0                             0/0
President
-------------------------------------------------------------------------------------------------------------------------------

Employment Agreements

         On the Effective Date of the Company's Registration Statement, Alan Fine and Sidney Ackerman both entered into five year employment agreements with the Company. Alan Fine is retained as Chief Executive Officer of the Company at an annual salary of $160,000. Sidney Ackerman is retained as President of the Company at an annual salary of $160,000.

         The employment agreements with Alan Fine and Sidney Ackerman provide that upon the death of any of the two employees that three years full salary will be paid to the employee's estate in a lump sum payment. The agreements also provide for reimbursement of reasonable business expenses.

         Alan Fine and Sidney Ackerman are entitled to bonuses of up to $10,000 each based on achieving sales, profitability and management goals as predetermined by the Board of Directors or compensation committee and other subjective criteria as determined by the Board of Directors or Compensation Committee.

         Alan Fine and Sidney Ackerman shall each receive $20,000 per year additional compensation, including car allowance, insurance and retirement savings with matched contributions by the Company and such other perquisites.

         Upon the resignation, or exercise of retirement option upon reaching the age of 60, the Company shall pay the employee a lump sum resignation allowance equal to three years salary plus equivalent in benefits. Based upon any wrongful termination of either Alan Fine or Sidney Ackerman, the Company shall pay the employee a lump sum resignation allowance of 5 years salary and equivalent in benefits.

         In the event that there is a change in control of the Company, through an acquisition where any person acquires more than 50% of the shares of the Company, an amalgamation, consolidation or merger with another corporation resulting in at least 50% of the voting shares of the surviving corporation being controlled by a new acquirer or the sale directly or otherwise of all of the assets of the Company to a third party in a non-distress situation, then the Company shall pay to Alan Fine and Sidney Ackerman a lump sum payment equal to the sum of one and one-half times their respective annual salaries paid or payable in respect of the most recently completed fiscal year.

Stock Option Plan

         The Company has adopted a Stock Option Plan (the "1998 Plan"), pursuant to which 750,000 shares of Common Stock are reserved for issuance.

         The 1998 Plan is administered by the Compensation Committee or the board of directors, who determine, among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock issuable upon the exercise of the options and the option exercise price.

         The 1998 Plan is for a period for ten years. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the Company. Options granted under the 1998 Plan may be exercisable for up to ten years, may require vesting, and shall be at an exercise price all as determined by the board. Options will be non-transferable except to an option holder's personal holding company or registered retirement savings plan and are exercisable only by the participant during his or her lifetime.

         If a participant ceases affiliation with the Company by reason of death, permanent disability or retirement at or after age 70, the option remains exercisable for three months from such occurrence but not beyond the option's expiration date. Other termination gives the participant three months to exercise, except for termination for cause which results in immediate termination of the option.

         Options granted under the 1998 Plan, at the discretion of the compensation committee or the board, may be exercised either with cash, Common Stock having a fair market equal to the cash exercise price, the participant's personal recourse note, or with an assignment to the Company of sufficient proceeds from the sale of the Common Stock acquired upon exercise of the Options with an authorization to the broker or selling agent to pay that amount to the Company, or any combination of the above.

         The exercise price of an option may not be less than the fair market value per share of Common Stock on the date that the option is granted in order to receive certain tax benefits under the Income Tax Act of Canada (the "ITA"). The exercise price of all future options will be at least 85% of the fair market value of the Common Stock on the date of grant of the options. A benefit equal to the amount by which the fair market value of the shares at the time the employee acquires them exceeds the total of the amount paid for the shares or the amount paid for the right to acquire the shares shall be deemed to be received by the employee in the year the shares are acquired pursuant to paragraph 7(1) of the ITA. Where the exercise price of the option is equal to the fair market value of the shares at the time the option is granted, paragraph 110(1)(d) of the ITA allows a deduction from income equal to one quarter of the benefit as calculated above. If the exercise price of the option is less than the fair market value at the time it is granted, no deduction under paragraph 110(1)(d) is permitted. Options granted to any non-employees, whether directors or consultants or otherwise will confer a tax benefit in contemplation of the person becoming a shareholder pursuant to subsection 15(1) of the ITA.

         Options under the 1998 Plan must be issued within ten years from the effective date of the 1998 Plan.

         Any  unexercised   options  that  expire  or  that  terminate  upon  an
employee's ceasing to be employed by the Company become available again for issuance under the 1998 Plan.

         The 1998 Plan may be terminated or amended at any time by the board of directors, except that the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the 1998 Plan may not be increased without the consent of the shareholders of the Company.

         Information  regarding  executive  compensation  will appear  under the
caption   "Executive   Compensation"   in  the  Information   Statement  and  is
incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

         The following table sets forth certain information, as of the date hereof, and as adjusted to give effect to the sale of 1,265,000 shares of Common Stock and 1,265,000 Warrants, by the Company with respect to the beneficial ownership of the Common Stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive named in the Summary Compensation Table and by all executive officers, directors and nominees to become directors of the Company as a group.


                                                           Shares of
                                                            Common       Approximate
                                                             Stock       Percentage of
                                                          Beneficially   Common Stock
Name                                                         Owned        Outstanding

Sidney Ackerman(2) .................................        375,000          14.4%
Alan Fine(3) .......................................        562,500          21.6%
Rosalyn Fine(4) ....................................        187,500           7.2%
The Ackerman Family Trust(5) .......................        375,000          14.4%
All Executive Officers and Directors
as a Group (two persons) ...........................        937,500          36.1%

     (1) Unless otherwise indicated, the address is c/o Rosedale Decorative Products Ltd., 731 Millway Avenue, Concord, Ontario, Canada L4K 3S8.

     (2) Does not include 375,000 shares of Common Stock held by the Ackerman Family Trust. Includes 106,500 shares of Common Stock owned by 1274152 Ontario Inc. of which Sidney Ackerman is a 25% owner.

     (3) Includes 268,500 shares of Common Stock owned by 454590 Ontario Limited of which Alan Fine and the Fine Family Trust are shareholders and includes 159,750 shares of Common Stock owned by 1274152 Ontario Inc. of which Alan Fine is a 12.5% owner.

     (4) Includes 53,250 shares of Common Stock owned by 1274152 Ontario, Inc. of which Rosalyn Fine is a 12.5% owner. Rosalyn Fine is the former wife of Alan Fine and the sister of Sidney Ackerman.

     (5) The Ackerman Family Trust owns 375,000 shares of Common Stock, including 106,500 shares of Common Stock owned by 1274152 Ontario, Inc. of which The Ackerman Family Trust is a 25% owner, held in trust for the benefit of Sidney Ackerman's wife and two minor children. Sheldon Shapiro and Fred Stoppell are trustees of The Ackerman Family Trust. Under the terms of the trust instrument, the trustees have the power to vote the shares.

Voting Agreement

         Effective March 31, 1998, Sidney Ackerman, Alan Fine, The Ackerman Family Trust, 1274152 Ontario Inc. and 454590 Ontario Limited (the "Shareholders"), entered into a Common Stock voting agreement. Pursuant to the terms of the voting agreement, each of the Shareholders agrees to vote all of their Shares unanimously in respect of any matter to be voted on at any meeting of the shareholders of the Company. In the event the Shareholders cannot express unanimity or any of them abstains from voting then the Shareholders agree to vote all of their Shares against such matter or withhold all of their votes in respect of such matter as applicable and to so instruct their proxies. The provisions of the voting agreement shall apply to any shares in the capital stock of the Company to which voting rights attach which may be issued to the Shareholders at any time during the term of the voting agreement and any shares in the capital stock of the Company which are issued in replacement of any shares or after acquired shares. The voting agreement does not apply to any shares that are sold or transferred to a Shareholder and does not apply to any shares that are sold or transferred to a third party in an arm's-length transaction. The voting agreement terminates upon Sidney Ackerman or Alan Fine being no longer employed by the Company or any of its subsidiaries or the date upon which any Shareholder divests itself of all shares in an arm's-length transaction for fair market consideration, whichever is earlier.

         Information regarding ownership of certain beneficial owners and management will appear under the caption "Ownership of Securities" in the Information Statement and is incorporated herein by reference.

Item 12. CERTAIN TRANSACTIONS

         In 1995, Alan Fine, Chief Executive Officer of the Company and Sidney Ackerman, President of the Company each loaned funds to the Company's Ontario and Rosedale subsidiaries. As at December 31, 1998, the outstanding amounts of loans made by Alan Fine to Ontario and Rosedale were $234,841 and $460,108, respectively, and the outstanding amount of the loans made by Sidney Ackerman to Ontario and Rosedale were $164,229 and $315,809, respectively. These loans are secured by a general security agreement on the personal property of Rosedale and Ontario and bear interest at a rate equal to the prime rate of interest charged by the National Bank of Canada plus 1.5% per annum and are payable on demand.

         Alan Fine, Chief Executive Officer of the Company, and Sidney Ackerman, President of the Company, own all of the issued and outstanding capital stock of 966578 Ontario Inc. and 976168 Ontario Inc. The Company leases space for its retail store, located in downtown Toronto, from 966578 Ontario Inc. The lease calls for rental payments in the amount of $16,100 per annum, plus general sales taxes, payable in equal monthly instalments of $1,342. The lease is for a one year term, automatically renewable from year to year unless terminated in writing by either the landlord or the tenant on 30 days written notice.

         In 1995, two related companies, 966578 Ontario Inc. and 976168 Ontario Inc. were loaned funds by the Company. As of December 31, 1997, the Company had outstanding loan receivables from 976168 Ontario Inc. in the amount of $1,933. The loans bear interest at a rate equal to the prime rate of interest as charged by the National Bank of Canada plus 1.5% and are payable on demand.

         The Company has second mortgages from two related companies, 1216748 Ontario Inc. and 1217576 Ontario Inc., both of which are 50% owned by Sidney Ackerman, President and Alan Fine, Chief Executive Officer. The principal amount of the loans from 1216748 Ontario Inc. and 1217576 Ontario Inc. are $168,768 and $153,073, respectively. The mortgages are secured by land and buildings and bear interest at 9% per annum and are payable on demand.

         The Company has available credit facilities up to a maximum of $6,635,000 which bear interest at rates varying between the bank's prime rate and prime plus .25%. The credit facilities are secured by general assignments of book debts, pledge of inventory under Section 427 of the Bank Act of Canada, general security agreements providing a first floating charge over all assets, guarantees and postponement of claims to a maximum of $1,630,000 from the Company and its subsidiaries, guarantees from affiliated companies up to $555,000, assignment of life insurance of $1,304,000 on the lives of two key officers and assignment of fire insurance.

         Information regarding Certain Transaction will appear under the caption "Certain Transaction" in the Information Statement and is incorporated herein by reference.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             3.1       Articles of Incorporation of the Registrant(1)
             3.2       By-laws of Registrant(1)
             4.1       Form of Underwriters' Warrant(3)
             4.2       Form of Warrant Agreement(1)
             4.3       Specimen Common Stock Certificate(3)
             4.4       Specimen Redeemable Common Stock Purchase
                       Warrant Certificate(4)
             10.2      1998 Stock Option Plan(3)
             10.4      Form of Employment Agreement with Sidney Ackerman(3)
             10.5      Form of Employment Agreement with Alan Fine(3)
             21        List of Subsidiaries of Registrant*
             27        Financial Data Schedule*
         ----------------
           * Filed herewith

         Incorporated by reference from registrant's Registration Statement on Form SB-2, filed on January 22, 1998.

         Incorporated by reference from registrant's Registration Statement on Form SB-2, Amendment No. 1, filed on April 23, 1998.

         Incorporated by reference from registrant's Registration Statement on Form SB-2, Amendment No. 2, filed on May 28, 1998.

         Incorporated by reference from registrant's Registration Statement on Form SB-2, Amendment No. 3, filed on June 11, 1998.

    (b) Reports on Form 8-K.

                None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Rosedale Decorative Products LTD.


                                                                By: /s/Alan Fine
                                                   Alan Fine, Chairman and Chief
                                                               Executive Officer

                                                            Date: March 31, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name                                Position                              Date

/s/ ALAN FINE                       Chairman, Chief Executive Officer     March  31, 1999
Alan Fine

/s/ SIDNEY ACKERMAN                 President Director                    March 31, 1998
Sidney Ackerman

/s/ NORMAN G. MAXWELL               Director, Chief Financial Officer,    March 31, 1999
Norman G. Maxwell                   Principal Accounting Officer

/s/ Ken PAGE                        Director                              March 31, 1998
Ken Page

/s/ GREGORY SICHENZIA               Director                              March 31, 1998
Gregory Sichenzia

                        ROSEDALE DECORATIVE PRODUCTS LTD.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998



                                TABLE OF CONTENTS


       Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997 ..   2 - 3

Consolidated Statement of Income for the years ended December 31, 1998,
    December 31, 1997 and December 31, 1996 ................................       4

Consolidated Statements of Cash Flows for the years ended December 31, 1998,
    December 31, 1997 and December 31, 1996 ................................   5 - 6

Consolidated Statements of Changes in Stockholders' Equity for the years
    ended December 31, 1998, December 31, 1997 and December 31, 1996 .......       7

Notes to Consolidated Financial Statements .................................   8- 22


                         REPORT OF INDEPENDENT AUDITORS


       To the Board of Directors and Stockholders of Rosedale Decorative Products Ltd.

     We have audited the accompanying consolidated balance sheets of Rosedale Decorative Products Ltd. (incorporated in Canada) as of December 31, 1998 and 1997 and the related consolidated statements of income, cash flows and changes in stockholders' equity for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the management of Rosedale Decorative Products Ltd. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rosedale Decorative Products Inc. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles in the United States of America.



Toronto, Ontario
March 1, 1999                                              Chartered Accountants

                       ROSEDALE DECORATIVE PRODUCTS LTD.
                          Consolidated Balance Sheets
                 As of December 31, 1998 and December 31, 1997
                        (Amounts expressed in US dollars)

                                                       1998           1997

                                                         $              $
                                                           ASSETS
       CURRENT ASSETS

    Cash ..........................................    3,417,414      442,655
    Accounts receivable (note 3) ..................    3,696,050    4,683,912
    Inventory (note 4) ............................    7,229,444    7,154,928
    Prepaid expenses and sundry assets ............      288,764      180,097
    Income taxes recoverable ......................       38,738         --


                                                      14,670,410   12,461,592

LOANS RECEIVABLE FROM AFFILIATED COMPANIES (note 5)        1,933       36,884

DEFERRED PRODUCT COSTS (note 6) ...................      851,202      641,028

DEFERRED POLICY COSTS (note 7) ....................      268,506      182,873

MORTGAGES RECEIVABLE (note 8) .....................      321,841      402,684

PROPERTY, PLANT AND EQUIPMENT (note 9) ............    2,160,433    1,930,869

                                                      18,274,325   15,655,930











   The accompanying notes are an integral part of these financial statements.

                       ROSEDALE DECORATIVE PRODUCTS LTD.
                          Consolidated Balance Sheets
                 As of December 31, 1998 and December 31, 1997
                       (Amounts expressed in US dollars)

                                                                      1998           1997
                                                                       $              $

                                   LIABILITIES
       CURRENT LIABILITIES

    Bank indebtedness (note 10) .................................     3,327,022      3,970,943
    Accounts payable and accrued expenses (note 11) .............     4,581,034      6,741,431
    Income taxes payable ........................................          --          172,538
    Current portion of long-term debt (note 12) .................        77,076         82,616


                                                                      7,985,132     10,967,528

LONG-TERM DEBT (note 12) ........................................       950,956        996,981

DUE TO STOCKHOLDERS AND DIRECTORS (note 13) .....................     1,174,987      1,539,792

DEFERRED INCOME TAXES ...........................................       156,786        190,562


                                                                     10,267,861     13,694,863


                              STOCKHOLDERS' EQUITY

COMMON STOCK (note 14) ..........................................     5,013,883              2

ADDITIONAL PAID-IN CAPITAL (note 14) ............................       142,314           --

CUMULATIVE TRANSLATION ADJUSTMENTS ..............................      (388,341)      (226,990)

RETAINED EARNINGS ...............................................     3,238,608      2,188,055


                                                                      8,006,464      1,961,067
                                                                     ----------   ------------

                                                                     18,274,325     15,655,930
                                                                     ==========   ============













   The accompanying notes are an integral part of these financial statements.

                       ROSEDALE DECORATIVE PRODUCTS LTD.
                       Consolidated Statements of Income
                        For the years ended December 31
                       (Amounts expressed in US dollars)


                                                   1998          1997           1996

                                                     $             $              $

SALES .......................................    18,970,792    20,757,423    18,927,369

COST OF SALES ...............................    11,420,943    13,350,033    12,301,621


GROSS PROFIT ................................     7,549,849     7,407,390     6,625,748


OPERATING EXPENSES

    General and administrative ..............     2,114,943     2,379,749     2,194,964
    Selling .................................     2,135,594     2,321,585     2,437,576
    Design studio ...........................       766,235       826,796       899,372
    Book development costs ..................       279,454       189,566      (278,079)
    Amortization ............................       598,586       572,655       651,143


TOTAL OPERATING EXPENSES ....................     5,894,812     6,290,351     5,904,976


OPERATING INCOME ............................     1,655,037     1,117,039       720,772

    Interest expense ........................       292,341       209,403       234,865


INCOME BEFORE INCOME TAXES ..................     1,362,696       907,636       485,907

    Income taxes (note 15) ..................       312,143       282,010        62,336


 INCOME BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE ..........     1,050,553       625,626       423,571
    Cumulative effect of change in accounting
    Principle (note 1c) .....................          --         174,202          --


NET INCOME ..................................     1,050,553       799,828       423,571


Net income per common share (note 14) .......          0.71          0.53          0.28


Weighted average number of common shares
    outstanding (note 14) ...................     1,478,563     1,500,000     1,500,000







   The accompanying notes are an integral part of these financial statements.

                       ROSEDALE DECORATIVE PRODUCTS LTD.
                 Consolidated Statements of Cash Flows for the
                            years ended December 31
                       (Amounts expressed in US dollars)



                                                                             1998            1997           1996

                                                                               $               $              $

Cash flows from operating activities:

    Net income ..........................................................    1,050,553       799,828       423,571



    Adjustments to reconcile net income to net cash (used in) provided by operating activities:

    Amortization ........................................................      598,586       572,655       651,143
    Increase in deferred product costs ..................................     (260,562)     (658,762)         --
    (Increase) decrease in accounts receivable ..........................      693,551      (964,145)     (487,558)
    (Increase) decrease in inventory ....................................     (570,438)   (1,222,626)      676,507
    Increase in prepaid expenses and sundry assets ......................     (124,276)      (51,588)      (51,405)
    Increase (decrease) in accounts payable and
        accrued expenses ................................................   (1,758,420)    1,549,646    (1,299,429)
    Increase (decrease) in income taxes payable/
        recoverable .....................................................     (205,553)      (20,144)       30,642
    Increase (decrease) in deferred income taxes ........................      (21,615)      168,015        29,335


    Total adjustments ...................................................   (1,648,727)     (626,949)     (450,765)


    Net cash provided by /(used in) operating
        activities ......................................................     (598,174)      172,879       (27,194)


Cash flows from investing activities:

    Increase in deferred policy costs ...................................     (100,759)      (63,854)      (25,227)
    Purchases of property, plant and equipment ..........................     (968,113)     (945,933)     (871,703)
    (Increase) decrease in mortgages receivable .........................       55,421      (415,044)         --


    Net cash used in investing activities ...............................   (1,013,451)   (1,424,831)     (896,930)












   The accompanying notes are an integral part of these financial statements.

                       ROSEDALE DECORATIVE PRODUCTS LTD.
                 Consolidated Statements of Cash Flows for the
                             years ended December 31
                       (Amounts expressed in US dollars)



                                                            1998           1997         1996
                                                              $              $             $

Cash flows from financing activities:

     Issuance of common stock .........................    5,156,195          --            --
     Proceeds from (repayment of) bank indebtedness ...     (388,743)      540,267       410,106
     (Repayment of) proceeds from loans with affiliated
         companies ....................................       33,429        25,789       (37,034)
     Proceeds from long-term debt .....................       21,426       134,616       510,414
     Proceeds from (repayment of) stockholders &
         directors loans ..............................     (269,222)      132,861       510,298


     Net cash provided by financing activities ........    4,553,085       833,533     1,393,784


Effect of foreign currency exchange rate changes ......       33,299      (218,749)       (5,363)


Net  increase (decrease) in cash and cash equivalents .    2,974,759      (637,168)      464,297

Cash and cash equivalents, beginning of year ..........      442,655     1,079,823       615,526


Cash and cash equivalents, end of year ................    3,417,414       442,655     1,079,823


Income taxes paid .....................................      238,575       135,302        59,553


Interest paid .........................................      330,384       299,421       358,756



   The accompanying notes are an integral part of these financial statements.

                       ROSEDALE DECORATIVE PRODUCTS LTD.
           Consolidated Statements of Changes in Stockholders' Equity
                        For the years ended December 31
                       (Amounts expressed in US dollars)

                                   Common
                                    Stock                             Cumulative
                                Number of                 Retained    Translation
                                   Shares       Amount    Earnings    Adjustments
                                     $            $           $            $

Balance as of December 31, 1996   1,500,000       2        1,388,227    (149,337)

Foreign currency translation ..        --          --          --       (77,653)

   Net income for the year ....        --          --        799,828        --


Balance as of December 31, 1997   1,500,000       2        2,188,055    (226,990)

Issuance of common stock ......   1,265,000   5,165,195        --          --

Foreign currency translation ..        --          --          --      (161,351)

  Net income for the year .....        --          --     1,050,553        --



Balance as of December 31, 1998   2,765,000   5,156,197   3,238,608    (388,341)

















   The accompanying notes are an integral part of these financial statements.

                       ROSEDALE DECORATIVE PRODUCTS LTD.
                   Notes to Consolidated Financial Statements
                        (Amounts expressed in US dollars)




       1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           a)   Basis of Presentation

     The consolidated financial statements include the accounts of Rosedale Decorative Products Ltd. ("the Company") and its wholly owned subsidiaries, 521305 Ontario Inc. ("521305") and 1010037 Ontario Inc. ("1010037"), the parent companies of the operating subsidiaries Ontario Paint and Wallpaper Limited ("Ontario") and Rosedale Wallcoverings and Fabrics Inc. ('Rosedale).

     On June 15, 1998, the company acquired all the issued and outstanding common shares of 521305 and 1010037 from their shareholders in exchange for 1,500,000 shares of the company. Since these companies were under common control by a related group, this transaction has been recorded using the pooling of interest method whereby the assets, liabilities and operations have been combined as if the Company had owned the wholly-owned subsidiaries since incorporation. The company was incorporated on May 14, 1997 by its shareholders for the purpose of consolidating their 100% ownership interests in anticipation of an initial public offering.

     All material inter-company accounts and transactions have been eliminated.


           b)   Principal Activities

     The company, which was incorporated in Canada on May 14, 1997 is principally engaged in the designing, manufacturing and marketing of wallpapers and decorative fabrics in Canada, U.S. and Europe through its operating subsidiaries Ontario Paint and Wallpaper Limited and Rosedale Wallcoverings and Fabrics Inc. These subsidiaries were incorporated in Canada on December 31, 1971 and April 7, 1981 respectively.

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

     The deferral of a portion of book development and design costs in 1997 represented a change in accounting principle from a full write-off to a deferral over three years.

           d)   Cash and Cash Equivalents (Bank Indebtedness)

     Cash and cash equivalents (bank indebtedness) includes cash on hand, amounts due from and to banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amounts approximate fair values because of the short maturity of those instruments.

           e)   Other Financial Instruments

     The carrying amount of the companies' accounts receivable and payable approximates fair value because of the short maturity of these instruments.

                       ROSEDALE DECORATIVE PRODUCTS LTD.
                   Notes to Consolidated Financial Statements
                       (Amounts expressed in US dollars)




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


     Amortization for assets acquired during the year is recorded at one-half of the indicated rates, which approximates when they were put into use.

           i)   Income taxes

     The company account for income tax under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

           j)   Foreign Currency Translation

     The company maintain its books and records in Canadian dollars. Foreign currency transactions are translated using the temporal method. Under this method, all monetary items are translated into Canadian funds at the rate of exchange prevailing at balance sheet date. Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses are included in the determination of earnings for the year.

                       ROSEDALE DECORATIVE PRODUCTS LTD.
                   Notes to Consolidated Financial Statements
                        (Amounts expressed in US dollars)




       1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

           j)   Foreign Currency Translation (cont'd)

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

           l)   Use of Estimates

     The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           m)   Accounting Changes

     On January 1, 1996, the company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 did not have a material impact on the company's result of operations.

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

                       ROSEDALE DECORATIVE PRODUCTS LTD.
                   Notes to Consolidated Financial Statements
                       (Amounts expressed in US dollars)




       2.  COMPREHENSIVE INCOME

     The company has adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" as of December 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:

                                         1998               1997           1996
                                          $                  $              $

NET INCOME ...........................    1,050,553       799,828       423,571

OTHER COMPREHENSIVE LOSS

     Foreign currency translation ....     (161,351)      (77,653)      (49,710)


COMPREHENSIVE INCOME .................      889,202       722,175       373,861


       3.  ACCOUNTS RECEIVABLE

                                                                                         1998             1997

                                                                                           $                $

           Accounts receivable                                                      3,842,820        4,788,725
           Less:  Allowance for doubtful accounts                                     146,770          104,813


           Accounts receivable, net                                                 3,696,050        4,683,912



       4.  INVENTORY

                                                                                         1998             1997

                                                                                           $                $
           Inventory comprised the following:

                Raw materials                                                         185,956           41,678
                Finished goods                                                      7,043,488        7,113,250


                                                                                    7,229,444        7,154,928

                       ROSEDALE DECORATIVE PRODUCTS LTD.
                   Notes to Consolidated Financial Statements
                       (Amounts expressed in US dollars)




       5.  LOANS RECEIVABLE FROM AFFILIATED COMPANIES

     The loans receivable from affiliated companies which are related through common ownership bear interest at prime plus 1.5%, have no specific repayment terms, and are not expected to be repaid prior to January 1, 2000.

       6.  DEFERRED PRODUCT COSTS

                                                                                         1998             1997

                                                                                           $                $

           Book development costs                                                   1,285,831         848,996
           Deferred software costs                                                     58,338          62,915


           Cost                                                                     1,344,169           911,911

           Less: Accumulated amortization

                  Book development costs                                              467,454          258,299
                  Deferred software costs                                              25,513           12,584


                                                                                      492,967          270,883


           Net Deferred Product Costs                                                 851,202          641,028

       7.  DEFERRED POLICY COSTS

     Deferred policy costs represents the prepaid portion of charges on the life insurance policies referred to in note 21.


       8.  MORTGAGES RECEIVABLE

     Second mortgages from companies related through common ownership, secured by land and buildings, bear interest at 9% and are payable on demand. No repayments are expected prior to January 1, 2000.

                         1998           1997

                           $              $

1216748 Ontario Inc.     168,768        209,073
1217576 Ontario Inc.     153,073        193,611


                         321,841        402,684

     The fair value of the mortgages receivable is estimated to be $360,000.

                       ROSEDALE DECORATIVE PRODUCTS LTD.
                   Notes to Consolidated Financial Statements
                       (Amounts expressed in US dollars)




       9.  PROPERTY, PLANT AND EQUIPMENT

                                                                                         1998             1997

                                                                                           $                $

           Leasehold improvements                                                      29,230          31,331
           Automobile                                                                  18,711          20,057
           Equipment and furniture                                                    283,502         255,335
           Furniture and fixtures                                                     240,517         301,585
           Computer and equipment                                                     348,874         335,796
           Cylinders and related design costs                                       3,716,883       3,057,727


           Cost                                                                     4,637,717       4,001,831


           Less: Accumulated amortization

                  Leasehold improvements                                               12,671           10,448
                  Automobile                                                           16,380           16,485
                  Equipment and furniture                                             203,399          184,572
                  Furniture and fixtures                                              185,861          196,837
                  Computer and equipment                                              245,381          228,903
                  Cylinders and related design costs                                1,813,592        1,433,717


                                                                                    2,477,284        2,070,962


           Net                                                                      2,160,433        1,930,869



       10.      BANK INDEBTEDNESS

     The company has available credit facilities up to a maximum of $6,635,000 ($10,160,000 Canadian), which bear interest at rates varying between the bank's prime rate and prime plus .25%. The indebtedness is secured by general assignments of book debts, pledge of inventory under Section 427 of the Bank Act of Canada, general security agreements providing a first floating charge over all assets, guarantees and postponement of claims to a maximum of $1,630,000 from the company, guarantees from affiliated companies up to $555,000, assignment of life insurance of $1,304,000 on the lives of two key officers/ shareholders and assignment of fire insurance.

                        ROSEDALE DECORATIVE PRODUCTS LTD.
                   Notes to Consolidated Financial Statements
                       (Amounts expressed in US dollars)




       11.      ACCOUNTS PAYABLE AND ACCRUED EXPENSES
                                                                                         1998             1997

                                                                                           $                $
           Accounts payable and accrued expenses is comprised of the following:

                Trade payables                                                      4,230,024        6,358,585
                Accrued expenses                                                      351,010          382,846


                                                                                    4,581,034        6,741,431



       12.      LONG-TERM DEBT
                                                                                         1998             1997

                                                                                           $                $
           a)   Settlement Payable

                Settlement of a claim initiated by a third party payable $7,242 monthly.  The fair value of the settlement payable is
                    estimated to be $74,000                                            77,076          165,231

           b)   Insurance Loan

                Amount in excess  of cash  surrender  values  of life  insurance policies (note 21) which is payable on demand but is
                     expected  to become due for  payment in the year 2004.  The loan  bears  interest  at prime  plus 1.5% and is secured by letters of guarantee  from a major  Canadian  Chartered Bank and a second collateral mortgage on the assets of the
                    company                                                          950,956          914,366


                                                                                    1,028,032        1,079,597

                Less:  Current portion                                               (77,076)         (82,616)


                Long-term portion                                                     950,956          996,981



       13.      DUE TO STOCKHOLDERS AND DIRECTORS

     Stockholders' and directors advances are secured by general security agreements, bears interest at the National Bank of Canada prime lending rate plus 1.5%, are without specific terms of repayment, and are not expected to be repaid prior to January 1, 2000.

                       ROSEDALE DECORATIVE PRODUCTS LTD.
                   Notes to Consolidated Financial Statements
                        (Amounts expressed in US dollars)




       14.      COMMON STOCK

           a)   Authorized

                An unlimited number of common and preference shares

                The  preference  shares are issuable in series upon  approval by
the  directors  with  the  appropriate  designation,   rights,   privileges  and
conditions attaching to each share of such series.

                Issued
                                                                                         1998             1997

                                                                                           $                $

                2,765,000   Common shares (1997 - 1,500,000)                        5,013,883               2
                1,265,000    Warrants                                                 142,314               -


                                                                                    5,156,197               2


     b) During the year, the company issued 1,265,000 common shares and 1,265,000 warrants as follows:

                Proceeds received from issuance                                                     $6,483,125
                Issuance costs (net of income taxes)                                                (1,326,930)


                Net proceeds                                                                   $     5,156,195

                Net proceeds include the deferred income tax recoveries.

           c)   Weighted Average Number of Common Shares

     On June 15, 1998, the company issued 1,500,000 to the shareholders of 521305 and 1010037 prior to the initial public offering.

     On June 18, 1998, the company issued 1,100,000 common shares to the public.

     On July 29, 1998, the Company issued 165,000 common shares to the public.

     The weighted average number of shares was based on the number of days the shares were outstanding during the year. For the purpose of determining the net income per common share for 1997 and 1996, the number of shares were determined on a pro-forma basis assuming that 1,500,000 shares were issued throughout those years (see note 1a)

           d) The company has adopted a Stock Option Plan (the 1998 Plan), pursuant to which 750,000 shares of Common Stock are reserved for issuance.

                       ROSEDALE DECORATIVE PRODUCTS LTD.
                   Notes to Consolidated Financial Statements
                       (Amounts expressed in US dollars)




       14.      COMMON STOCK (cont'd)

     The 1998 Plan is for a period for ten years. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the Company. Options granted under the 1998 Plan may be exercisable for up to ten years, may require vesting, and shall be at an exercise price all as determined by the board. Options will be non-transferable except to an option holders personal holding company or registered retirement savings plan and are exercisable only by the participant during his or her lifetime.

     If a participant ceases affiliation with the Company by reason of death, permanent disability or retirement at or after age 70, the option remains exercisable for three months from such occurrence but not beyond the options expiration date. Other termination give the participant three months to exercise, except for termination for cause which results in immediate termination of the option.

     Options granted under the 1998 Plan, at the directors of the compensation committee or the board, may be exercised either with cash, Common Stock having a fair market equal to the cash exercise price, the participants personal recourse note, or with an assignment to the Company of sufficient proceeds from the sale of the Common Stock acquired upon exercise of the Options with an authorisation to the broker or selling agent to pay that amount to the Company, or any combination of the above.

     Options under the 1998 Plan must be issued within ten years from the effective date of the 1998 Plan.

     Any unexercised options that expire or that terminate upon an employees ceasing to be employed by the Company become available again for issuance under the 1998 Plan.

     The 1998 Plan may be terminated or amended at any time by the board of directors, except that the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the 1998 Plan may not be increased without the consent of the stockholders of the Company. During the year, no options were granted.

           e)   Purchase Warrants

     During the year, Purchase Warrants ("Warrants") were issued pursuant to a Warrant Agreement between the company and J.P. Turner and Company. Each Warrant entitles its holders to purchase, during the four year period commencing on June 18, 1999, one share of common stock at an exercise price of $6.00 per share, subject to adjustment in accordance with the anti-dilution and other provision referred to below.

     The Warrants may be redeemed by the company at any time commencing one year from June 18, 1998 (or earlier with the consent of the representative) and prior to their expiration, at a redemption price of $0.10 per Warrant, on not less than 30 days' prior written notice to the holders of such Warrants, provided that the closing bid price of the common stock if traded on the Nasdaq SmallCap Market, or the last sale price of the common stock, if listed on the Nasdaq National Market or on a national exchange, is at least 150% ($9.00 per share, subject to adjustment) of the exercise price of the Warrants for a period of 10 consecutive business days ending on the third day prior to the date the notice of redemption is given. Holders of Warrants shall have exercise rights until the close of the business day preceding the date fixed for redemption.

                       ROSEDALE DECORATIVE PRODUCTS LTD.
                   Notes to Consolidated Financial Statements
                       (Amounts expressed in US dollars)




       14.      COMMON STOCK (cont'd)


           e)   Purchase Warrants (cont'd)

     The exercise price and the number of shares of common stock purchasable upon the exercise of the Warrants are subject to adjustment upon the occurrence of certain events, including stock dividends, stock splits, combinations or classification of the common stock. The warrants do not confer upon holders any voting or any other rights of shareholders of the company.

     No Warrant will be exercisable unless at the time of exercise the company has filed with the Commission a current prospectus covering the issuance of common stock issuable upon the exercise of the Warrant and the issuance of shares has been registered or qualified or is deemed to be exempt from registration or qualification under the securities laws of the state of residence of the holder of the Warrant. The company has undertaken to use its best efforts to maintain a current prospectus relating to the issuance of shares of common stock upon the exercise of the Warrants until the expiration of the Warrants, subject to the terms of the Warrant Agreement. While it is the company's intention to maintain a current prospectus, there is no assurance that it will be able to do so.


       15.      INCOME TAXES

                                                                                  1998               1997

                                                                                   $                    $

           a)   Current                                                                -               113,995
                Deferred                                                          312,143              168,015


                                                                                  312,143              282,010
           b) Current income taxes consists of:

                Amounts calculated at basic Canadian Federal and Provincial
                    Rates                                                         545,076              371,806
                Increase (decrease) resulting from:

                Timing differences                                               (312,143)            (168,015)
                Adjustments to prior year taxes                                        -                40,497
                Non-deductible expenses                                            81,896               90,400
                Losses utilized                                                  (314,829)            (220,693)


                                                                                           -           113,995

                       ROSEDALE DECORATIVE PRODUCTS LTD.
                   Notes to Consolidated Financial Statements
                       (Amounts expressed in US dollars)




       15.      INCOME TAXES (cont'd)

     c) Deferred income taxes represent the tax charges derived from temporary differences between amortization of property, plant and equipment and amounts deducted from taxable income. As a consequence of the issuance of common stock during the year, issuance costs were incurred which are deductible for tax purposes for a period up to five years. The resulting deferred income taxes recoverable at December 31, 1998 has been applied to the issue expenses (note
14).

     d) Rosedale has operating losses of approximately $534,000 which is expected to he used to reduce future taxable income. The potential tax benefit relating to the losses have been recognized in the accounts to the extent that they reduce deferred taxes. The deductibility of these losses if available expires as follows:

2001           $ 127,000
2002             286,000
2004              21,000
2005             100,000

               $ 534,000


     Rosedale has been reassessed by Revenue Canada and the Province of Ontario for fiscal years ended December 31, 1993 and December 31, 1994 in the amount of approximately $717,000 [see note 18 (a)]. Should the assessments be upheld, the benefits of these losses may not be realized.


       16.      RELATED PARTY TRANSACTIONS

     Amounts due from or paid to companies which are related through common ownership.


                                                            1998           1997

                                                              $              $

Loan - 966578 Ontario Inc. .........................          --          10,345
Loan - 976168 Ontario Inc. .........................         1,933        24,467
Mortgage receivable - 1216748 Ontario Inc. .........       168,768       209,073
Mortgage receivable - 1217576 Ontario Inc. .........       153,073       193,611
Rent paid - 966578 Ontario Inc. ....................        16,116        17,648

                       ROSEDALE DECORATIVE PRODUCTS LTD.
                   Notes to Consolidated Financial Statements
                       (Amounts expressed in US dollars)




       17.      UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect a company's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.


       18.      SEGMENTED INFORMATION

     Rosedale is engaged primarily in the design, manufacturing, marketing, and distribution and Ontario is engaged primarily in the marketing and distribution of wallpaper and designer fabrics.

           a) The breakdown of sales by geographic area is as follows:

                                                                            1998           1997           1996

                                                                              $              $              $

                United States of America                               9,749,412      9,880,533     10,399,691
                Canada                                                 8,065,013      9,185,160      7,598,257
                Other                                                  1,156,367      1,691,730        929,421


                                                                      18,970,792     20,757,423     18,927,369



     The companies' accounting records do not readily provide information on net income by geographic area. Management is of the opinion that the proportion of net income based principally on sales, presented below, would fairly present the results of operations by geographic area.

                                                                            1998           1997           1996

                                                                              $              $              $

                United States of America                                 535,782        279,780        256,387
                Canada                                                   451,738        295,020        141,303
                Other                                                     63,033         50,826         25,881


                                                                       1,050,553        625,626        423,571

                        ROSEDALE DECORATIVE PRODUCTS LTD.
                   Notes to Consolidated Financial Statements
                        (Amounts expressed in US dollars)




       18.      SEGMENTED INFORMATION (cont'd)

           b) The breakdown of identifiable assets by geographic area is as follows:

                Period ended December 31, 1998

                United States of America                                                         $   1,744,862
                Canada                                                                              15,430,713
                Other                                                                                1,098,750


                                                                                                 $  18,274,325


                Period ended December 31, 1997

                United States of America                                                         $   1,149,550
                Canada                                                                              13,094,489
                Other                                                                                1,411,891


                                                                                                 $  15,655,930


           c) Sales to major customers are as follows:
                                                                                           1998           1997


                Sales                                                             $   6,957,178  $   2,890,783


                % of total sales                                                            37%             14%


                Amounts included in accounts receivable                           $     811,291  $     298,595


           d) Purchases from major suppliers are as follows:

                                                                                           1998           1997


                Purchases                                                         $   6,610,748  $   8,070,027


                % of total purchases                                                         57%            52%


                Amounts included in accounts payable                              $   2,339,508  $   3,101,539





                       ROSEDALE DECORATIVE PRODUCTS LTD.
                   Notes to Consolidated Financial Statements
                        (Amounts expressed in US dollars)




       19.      CONTINGENCIES

     Rosedale has been re-assessed by Revenue Canada and the Province of Ontario for fiscal years ended December 31, 1993 and December 31, 1994 for additional corporate income taxes estimated to be $717,000. The company has objected to these re-assessments and has no obligation to pay the portion relating to Revenue Canada in the amount of $449,000 until the objections have been processed.

     The company has retained a firm of tax specialists to represent them in presenting their case to Revenue Canada and currently the Notices of Objections are being considered by the Chief of Appeals.

     Since the company considers the re-assessments to be incorrect, no liability has been set up in the accounts. Should all or part of the re-assessments be upheld, the additional income taxes would be taken into account in the year of occurrence.


       20.      COMMITMENTS

     Minimum payments under operating leases for premises amount to approximately $293,000 per annum, exclusive of insurance and other occupancy charges. The leases expire on October 31, 2004. The future minimum lease payments over the next four years are as follows:

           Payable during the following periods:

Within one year ...............................................         $293,287
Over one year but not exceeding two years .....................          293,287
Over two years but not exceeding three years ..................          293,287
Over three years but not exceeding four years .................          293,287
Over four years but not exceeding five years ..................          293,287
Thereafter ....................................................          244,406
                                                                 $     1,710,841

       21.      LIFE INSURANCE POLICIES

     The companies are the beneficiaries of life insurance policies with The Prudential of America Life Insurance Company (Canada) ("PruCan") taken out on the lives of three shareholders/key officers for a total insured value of $22 million. In consideration for this benefit, the companies agreed to fund the premiums payable on the policies. Funding is being provided by advances from the Laurentian Bank of Canada ("Laurentian").

     The Laurentian has a legal right of set-off of the cash surrender values of the life insurance policies against the debt owing to it by the companies. Accordingly the related assets and liabilities have been offset in the financial statements.

                       ROSEDALE DECORATIVE PRODUCTS LTD.
                   Notes to Consolidated Financial Statements
                        (Amounts expressed in US dollars)




       21.      LIFE INSURANCE POLICIES   (cont'd)

           The amounts offset were as follows:

           Cash surrender value of life insurance policies     $       1,817,683
           Advances                                            $     (1,817,683)

     The amount in excess of the cash surrender value of the life insurance policies is included in long-term debt (see note 12).

     The advances from Laurentian are payable on demand but are expected to become due for payment in the year 2004. The companies are liable for the interest on the advances. Security is provided by first charges on the insurance policies, letters of credit from a major Canadian chartered bank and general security agreements creating a second charge over all corporate assets.

     Subsequent to the year end, the policy in the name of a shareholder was collapsed and the proceeds used to pay down the debt owing to the Laurentian Bank. In addition, the policies on the lives of the other two shareholders who are also key officers was reduced to a total insured value of $6,500.00.

       22.      FOREIGN EXCHANGE CONTRACTS

     As at December 31, 1998, the Company had outstanding foreign exchange contracts to sell U.S. dollars to the National Bank of Canada to hedge against fluctuations in foreign currency. The purpose of the Company's foreign exchange hedging activities is to protect the Company from the risk that the eventual dollar net cash inflows resulting from the sale and purchase of products in foreign currencies will not be adversely affected by changes in exchange rates. It is the Company's policy to use derivative financial instruments to reduce foreign risks. Fluctuations in the value of these hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged. As the contracts are settled, the related gains or losses, if any, will be reported in the statements of financial position and income. There is a potential risk of non-performance by the National Bank of Canada, the financial institution that the Company has the Foreign Forward Exchange Contracts with. However, given the National Bank's prominence and financial condition, the Company believes that this risk is insignificant. The cash requirements arise as the contracts are exercised to the value of $15,900,000 (in varying amounts from January 1999 through June 2000). The following table presents the aggregate notional principal amounts, carrying values and fair values of the Company's foreign exchange contracts outstanding at December 31, 1998. Deferred gains and losses on forward exchange contracts are recognized in earnings when the future purchases and sales being hedged are recognized. The Company does not hold or issue financial instruments for trading purposes. The estimated fair values of the derivatives used to hedge the Company's risks will fluctuate over time.

                               December 31, 1998                       December 31, 1997
           Forward       Notional                                    Notional
           Exchange      Principal       Carrying        Fair        Principal      Carrying             Fair
           Contracts     Amounts          Value          Values      Amounts        Values             Values

          1998           --             -               --            $ 6,970,000         -         ($  363,600)
          1999           $13,800,000    -              ($  982,978)        --             -               --
          2000           $ 2,100,000    -              ($   69,683)        --             -               --
