Form 10KSB/A
period 1998-12-31
ROSEDALE DECORATIVE PRODUCTS LTD
filed 1999-04-07
CIK 1051357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-KSB/A1

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

         The paint store was also the setting for a monthly home decorating television show which was broadcast from the store. The television show was hosted by City T.V., and provided practical advice on home painting and repairs. The television show was taped from the store in front of a live audience. In
June 1997, the retail store also began presenting bi-monthly seminars for homeowners providing elementary to advanced instruction on various painting techniques. The seminars were conducted in conjunction with a local TV personality. The program was quite successful with all classes being oversold.

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

Employees

         As of December 31, 1998, the Company employed 63 (61 on a full time basis) persons, which includes 8 senior executives, 17 sales staff persons (15 full time, 2 part time), 9 designers, 16 support staff persons and 13 warehouse workers. The Company has no unionized employees and believes that its relationship with its employees is satisfactory.

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

Item 3.  LEGAL PROCEEDINGS

         The Company is involved in legal proceedings with Revenue Canada. The Revenue Canada proceeding involves the Company's challenge to a Revenue Canada decision to disallow a business loss deduction taken by Rosedale for losses it incurred when attempting to create a startup company in California. Rosedale started the California company in 1992 to make window blinds as an adjunct to its wallcovering and fabric business. The California company's growth did not meet the Company's expectations and subsequently was sold in 1994. Rosedale claimed losses incurred during the operation of the California business as a business loss deduction on its 1994 tax return. Revenue Canada allowed the deduction as a capital loss only. Rosedale has filed a formal notice of objection to Revenue Canada's classification of the deduction. In the event that Revenue Canada's decision is upheld, Rosedale would be required to pay $717,000 plus interest to satisfy its tax obligation. The Company believes that it has a meritorious defense and is working to try to settle the matter. The Company is not aware of any other material legal proceedings pending or threatened against the Company.

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

         The following are the Company's expenses incurred in connection with the issuance and distribution of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-KSB:

Expense (1)                                                                       Amount

Underwriter's Discounts and Commissions                                         $648,312

Finders Fees                                                                           0

Expenses paid to or for the Underwriters                                         211,611

Other expenses(2)                                                                467,007

Total Expenses                                                                $1,326,930

         -------------------
         (1Expenses in this table report the total gross expenses of the offering, whereas, total expenses, as reported in the Company's financial statements, are presented net of a deferred income tax recovery received by the Company in connection with the expenses of the offering.

         (2Estimate.

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

         The following are the application of the net proceeds by the Company's from the sale of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-KSB:

Item                                                                  Amount
Working Capital ...........................................           $  238,995
New Product Development ...................................                    0
Temporary Investments(1) ..................................            3,306,200
Sales and Marketing .......................................                    0
Hire Additional Personnel .................................                    0
Repayment of Trade Payables ...............................            1,611,000
Total Application of Net Proceeds .........................           $5,156,195

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

         Earnings per share for the fiscal year ended December 31, 1998 were $0.49 compared to $0.53 for the fiscal year ended December 31, 1997. Earnings per share were calculated for both periods based on the weighted average number of shares issued in each year. The weighted average number of shares for 1998 was 2,160,753 and 1,500,000 for 1997.

         The earnings per share on a comparative basis using the number of common shares outstanding as of December 31, 1998, would be $0.38 in 1998 and $0.29 in 1997.

         Fiscal year ended December 31, 1997 compared to fiscal year ended December 31, 1996

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

                           Summary Compensation Table

              Long-Term Compensation
                                                                                     Awards                      Payouts

                                                                                   Restricted     Underlying                Other
                                                       Other                        Stock         Options/         LTIP     Compen-
                                                       Compen-                      Award(s)         SARs         Payouts   sation
Name          Position    Year (1)       Salary         sation          Bonus          ($)          (#)(1)(2)         ($)    ($)
------------------------------------------------------------------------------------------------------------------------------------
Alan Fine(1)  Chief        1998       $ 160,000        $7,602          ----           ----           ----           ----     ----
              Executive    1997       $ 173,360        $7,020          ----           ----           ----           ----     ----
              Officer      1996        $ 41,068        $8,582        $121,003         ----           ----           ----     ----
Sidney        President    1998       $ 160,000        $8,995           ---           ----           ----           ----     ----
Ackerman(1)                1997       $ 173,360        $9,595           ---           ----           ----           ----     ----
                           1996        $ 41,068        $8,621        $121,003         ----           ----           ----     ----
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

     The following table shows the value at December 31, 1998 of unexercised options held by the named executive officers:

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values

                                                                              Number of securities            Value of unexercised
                                                                             underlying unexercised                in-the-
                                                                           options at fiscal year-end           money options at
                                                                                       (#)                       fiscal year-
           Name                 Shares acquired on      Value Realized                                               end ($)
                                   exercise (#)              ($)            Exercisable/unexercisable      Exercisable/unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Alan Fine, Chief                        0                     0                        0/0                             0/0
Executive Officer
Sidney Ackerman,                        0                     0                        0/0                             0/0
President
------------------------------------------------------------------------------------------------------------------------------------

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

                                                          Shares of
                                                            Common       Approximate
                                                             Stock       Percentage of
                                                         Beneficially    Common Stock
                                                             Owned       Outstanding

Sidney Ackerman(2) .................................        375,000          13.6%
Alan Fine(3) .......................................        562,500          20.3%
Rosalyn Fine(4) ....................................        187,500           6.8%
The Ackerman Family Trust(5) .......................        375,000          13.6%
All Executive Officers and Directors
as a Group (two persons) ...........................        937,500          33.9%

----

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

         The Company has available credit facilities up to a maximum of $6,635,000 which bear interest at rates varying between the bank's prime rate and prime plus .25%. The credit facilities are secured by general assignments of book debts, pledge of inventory under Section 427 of the Bank Act of Canada, general security agreements providing a first floating charge over all assets, guarantees and postponement of claims to a maximum of $1,630,000 from the Company and its subsidiaries, guarantees from affiliated companies up to $555,000, assignment of life insurance of $2,000,000 on the lives of two key officers and assignment of fire insurance.

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

             10.2      1998 Stock Option Plan(3)
             10.4      Form of Employment Agreement with Sidney Ackerman(3)
             10.5      Form of Employment Agreement with Alan Fine(3)
             21        List of Subsidiaries of Registrant*
             27        Financial Data Schedule**
         ----------------
           * Previously filed.
           ** Filed herewith.

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

Date: April 7, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name                                Position                              Date

/s/ ALAN FINE                       Chairman, Chief Executive Officer     April 7, 1999
Alan Fine

/s/ SIDNEY ACKERMAN                 President Director                    April 7, 1998
Sidney Ackerman

/s/ NORMAN G. MAXWELL               Director, Chief Financial Officer,    April 7, 1999
Norman G. Maxwell                   Principal Accounting Officer

/s/ Ken PAGE                        Director                              April 7, 1998
Ken Page

/s/ GREGORY SICHENZIA               Director                              April 7, 1998
Gregory Sichenzia


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

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Statements of Income
For the years ended December 31
(Amounts expressed in US dollars)

                                                  1998           1997          1996
                                                    $              $             $

SALES .......................................    18,970,792    20,757,423    18,927,369

COST OF SALES ...............................    11,420,943    13,350,033    12,301,621


GROSS PROFIT ................................     7,549,849     7,407,390     6,625,748


OPERATING EXPENSES

    General and administrative ..............     2,114,943     2,379,749     2,194,964
    Selling .................................     2,135,594     2,321,585     2,437,576
    Design studio ...........................       766,235       826,796       899,372
    Book development costs ..................       279,454       189,566      (278,079)
    Amortization ............................       598,586       572,655       651,143


TOTAL OPERATING EXPENSES ....................     5,894,812     6,290,351     5,904,976


OPERATING INCOME ............................     1,655,037     1,117,039       720,772

    Interest expense ........................       292,341       209,403       234,865


INCOME BEFORE INCOME TAXES ..................     1,362,696       907,636       485,907

    Income taxes (note 15) ..................       312,143       282,010        62,336


 INCOME BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE ..........     1,050,553       625,626       423,571
    Cumulative effect of change in accounting
    Principle (note 1c) .....................          --         174,202          --


NET INCOME ..................................     1,050,553       799,828       423,571


Net income per common share (note 14) .......          0.49          0.53          0.28


Weighted average number of common shares
    outstanding (note 14) ...................     2,160,753     1,500,000     1,500,000







   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Statements of Cash Flows for the years ended December 31
(Amounts expressed in US dollars)


                                                                               1998           1997          1996

                                                                                 $              $             $

       Cash flows from operating activities:

    Net income ..........................................................    1,050,553       799,828       423,571



    Adjustments to reconcile net income to net cash (used in) provided by operating activities:

    Amortization ........................................................      598,586       572,655       651,143
    Increase in deferred product costs ..................................     (260,562)     (658,762)         --
    (Increase) decrease in accounts receivable ..........................      693,551      (964,145)     (487,558)
    (Increase) decrease in inventory ....................................     (570,438)   (1,222,626)      676,507
    Increase in prepaid expenses and sundry assets ......................     (124,276)      (51,588)      (51,405)
    Increase (decrease) in accounts payable and
        accrued expenses ................................................   (1,758,420)    1,549,646     1,299,429)
    Increase (decrease) in income taxes payable/
        recoverable .....................................................     (205,553)      (20,144)       30,642
    Increase (decrease) in deferred income taxes ........................      (21,615)      168,015        29,335


    Total adjustments ...................................................   (1,648,727)     (626,949)     (450,765)


    Net cash provided by /(used in) operating
        activities ......................................................     (598,174)      172,879       (27,194)


Cash flows from investing activities:

    Increase in deferred policy costs ...................................     (100,759)      (63,854)      (25,227)
    Purchases of property, plant and equipment ..........................     (968,113)     (945,933)     (871,703)
    (Increase) decrease in mortgages receivable .........................       55,421      (415,044)         --


    Net cash used in investing activities ...............................   (1,013,451)   (1,424,831)     (896,930)






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

     On June 15, 1998, the company acquired all the issued and outstanding common shares of 521305 and 1010037 from their shareholders in exchange for 1,500,000 shares of the company. Since these companies were under common control by a related group, this transaction has been recorded using the pooling of interest method whereby the assets, liabilities and operations have been consolidated as if the Company had owned the wholly-owned subsidiaries since incorporation. The company was incorporated on May 14, 1997 by its shareholders for the purpose of consolidating their 100% ownership interests in anticipation of an initial public offering.

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

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)


       2.  COMPREHENSIVE INCOME

     The company has adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" as of December 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:

                                      1998           1997          1996

                                       $               $             $

NET INCOME ......................    1,050,553       799,828       423,571

OTHER COMPREHENSIVE LOSS

     Foreign currency translation     (161,351)      (77,653)      (49,710)


COMPREHENSIVE INCOME ............      889,202       722,175       373,861


     The foreign currency translation adjustments are not currently adjusted for income taxes since the company is located in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars done only for the convenience of the reader as disclosed in note 1(j).


       3.  ACCOUNTS RECEIVABLE
                                           1998        1997

                                             $           $

Accounts receivable ..................   3,842,820   4,788,725
Less:  Allowance for doubtful accounts     146,770     104,813


Accounts receivable, net .............   3,696,050   4,683,912

       4.  INVENTORY
                                       1998         1997

                                         $            $
Inventory comprised the following:

     Raw materials ...............     185,956      41,678
     Finished goods ..............   7,043,488   7,113,250


                                     7,229,444   7,154,928

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)




       5.  LOANS RECEIVABLE FROM AFFILIATED COMPANIES

     The loans receivable from affiliated companies which are related through common ownership bear interest at prime plus 1.5%, have no specific repayment terms, and are not expected to be repaid prior to January 1, 2000.

       6.  DEFERRED PRODUCT COSTS
                                   1998         1997

                                     $            $

Book development costs .......   1,285,831     848,996
Deferred software costs ......      58,338      62,915


Cost .........................   1,344,169     911,911


Less: Accumulated amortization

       Book development costs      467,454     258,299
       Deferred software costs      25,513      12,584


                                   492,967     270,883


Net Deferred Product Costs ...     851,202     641,028

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

                Issued

                                                                                         1998             1997

                                                                                           $                $

                2,765,000   Common shares [1997 - 1,500,000 after giving effect
                  to note 1(a)]                                                     5,013,883                2
                1,265,000    Warrants                                                 142,314               -


                                                                                    5,156,197                2


     (b) During the year, the company issued 1,265,000 common shares and 1,265,000 warrants as follows:

                Proceeds received from issuance                                                             $6,158,857
                Issuance costs (net of income taxes)                                                        (1,002,662)

                Net proceeds                                                                                $5,156,195


     Net proceeds include the deferred income tax recoveries.

     c) Weighted Average Number of Common Shares

     On June 15, 1998, the shareholders transferred their 100% ownership interests in 521305 Ontario Inc. and 1010037 Ontario Inc. in exchange for the issuance of 1,500,000 common shares of the company.

     On June 18, 1998, the company issued 1,100,000 common shares to the public.

     On July 29, 1998, the Company issued 165,000 common shares to the public.

     The weighted average number of shares for 1998 was based on the number of days the shares were outstanding during the year under the assumption that the share transfer referred to above occurred at the beginning of the year. For the purpose of determining the net income per common share for 1997 and 1996, the number of shares were determined on a pro-forma basis assuming that 1,500,000 shares were issued throughout those years (see note 1a)

     d) The company has adopted a Stock Option Plan (the 1998 Plan), pursuant to which 750,000 shares of Common Stock are reserved for issuance.

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


     Rosedale has been reassessed by Revenue Canada and the Province of Ontario for fiscal years ended December 31, 1993 and December 31, 1994 in the amount of approximately $717,000 (see note 19). Should the assessments be upheld, the benefits of these losses may not be realized.


       16.      RELATED PARTY TRANSACTIONS

     Amounts due from or paid to companies which are related through common ownership.

                                                                                      1998                1997

                                                                                        $                   $

           Loan - 966578 Ontario Inc.                                                      -            10,345
           Loan - 976168 Ontario Inc.                                                   1,933           24,467
           Mortgage receivable - 1216748 Ontario Inc.                                 168,768          209,073
           Mortgage receivable - 1217576 Ontario Inc.                                 153,073          193,611
           Rent paid - 966578 Ontario Inc.                                             16,116           17,648

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


       20.      COMMITMENTS

     Minimum payments under operating leases for premises amount to approximately $293,000 per annum, exclusive of insurance and other occupancy charges. The leases expire on October 31, 2004. The future minimum lease payments over the next four years are as follows:

           Payable during the following periods:

Within one year .............................   $  293,287
Over one year but not exceeding two years ...      293,287
Over two years but not exceeding three years       293,287
Over three years but not exceeding four years      293,287
Over four years but not exceeding five years       293,287
Thereafter ..................................      244,406


                                                $1,710,841



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

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
(Amounts expressed in US dollars)




       21.      LIFE INSURANCE POLICIES   (cont'd)

           The amounts offset were as follows:

Cash surrender value of life insurance policies   $ 1,817,683
Advances ......................................   $(1,817,683)

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

                      December 31, 1998                                 December 31, 1997

           Forward        Notional                                  Notional
           Exchange       Principal       Carrying      Fair        Principal      Carrying         Fair
           Contracts      Amounts          Value       Values        Amounts        Values          Values
           ------------------------- -------------  -------------  --------------  ------------- -------------     --------------

           1998              -               -             -        $6,970,000        -             ($ 363,600)
           1999          $13,800,000         -         ($982,978)        -            -                    -
           2000          $ 2,100,000         -          ($69,683)        -            -                    -
