Form 10QSB
period 1999-03-31
ROSEDALE DECORATIVE PRODUCTS LTD
filed 1999-05-14
CIK 1051357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1999

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

         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

         As of March 31, 1999, 2,765,000 shares of Common Stock, no par value per share, of Rosedale Decorative Products Ltd. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

                        ROSEDALE DECORATIVE PRODUCTS LTD.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

                                   (Unaudited)


                                TABLE OF CONTENTS


       Interim Consolidated Balance Sheet as of March 31, 1999 and December 31, 1998                                         4 - 5

       Interim Consolidated Statement of Income for the period ended March 31, 1999                                          6

       Interim Consolidated Statement of Cash Flows for the period ended March 31, 1999                                      7 - 8

       Interim Consolidated Statement of Stockholders' Equity for the period ended
              March 31, 1999                                                                                                 9

       Notes to Interim Consolidated Financial Statements                                                                    10 - 25


ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheet
As of March 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)
(Unaudited)

                                                                                      1999                1998

                                                                                        $                   $

                                                        ASSETS
       CURRENT ASSETS

           Cash                                                                  3,296,459           3,417,414
           Accounts receivable (note 3)                                          5,418,360           3,696,050
           Inventory (note 4)                                                    7,127,000           7,229,444
           Prepaid expenses and sundry assets                                      275,175             288,764
           Income taxes recoverable                                                 28,510              38,738


                                                                                16,145,503          14,670,410


       LOANS RECEIVABLE FROM AFFILIATED COMPANIES
           (note 5)                                                                 10,333               1,933

       DEFERRED PRODUCT COSTS (note 6)                                             817,877             851,202

       DEFERRED POLICY COSTS (note 7)                                              272,884             268,506

       MORTGAGES RECEIVABLE (note 8)                                               327,089             321,841

       PROPERTY, PLANT AND EQUIPMENT (note 9)                                    2,277,860           2,160,433


                                                                                19,851,546          18,274,325








   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheet
As of March 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)
(Unaudited)

                                                                                      1999                1998

                                                                                        $                   $

                                                      LIABILITIES
       CURRENT LIABILITIES

           Bank indebtedness (note 10)                                           4,288,782           3,327,022
           Accounts payable and accrued expenses
                (note 11)                                                        4,740,991           4,581,034
           Income taxes payable                                                          -                   -
           Current portion of long-term debt (note 12)                                 -                77,076


                                                                                 9,029,773           7,985,132

       LONG-TERM DEBT (note 12)                                                    966,461             950,956

       ADVANCES FROM RELATED PARTIES (note 13)                                   1,171,857           1,174,987

       DEFERRED INCOME TAXES                                                       220,587             156,786


                                                                                11,388,679          10,267,861


                                                 STOCKHOLDERS' EQUITY

       CAPITAL STOCK (note 14)                                                   5,013,883           5,013,883

       ADDITIONAL PAID-IN CAPITAL (note 14)                                        142,314             142,314

       CUMULATIVE TRANSLATION ADJUSTMENT                                          (257,706)           (388,341)

       RETAINED EARNINGS                                                         3,564,376           3,238,608


                                                                                 8,462,867           8,006,464


                                                                                19,851,546          18,274,325











   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statement of Income
For the period ended March 31,
(Amounts expressed in US dollars)
(Unaudited)

                                                                              Three-months        Three-months
                                                                                 March 31,           March 31,
                                                                                      1999                1998

                                                                                        $                   $

       SALES                                                                     5,047,457           6,506,589

       COST OF SALES                                                             2,924,443           4,078,108


       GROSS PROFIT                                                              2,123,014           2,428,481


       OPERATING EXPENSES

           General and administrative                                              596,588             522,362
           Selling                                                                 561,516             510,243
           Design studio                                                           192,749             173,860
           Book development costs                                                  123,252              50,892
           Amortization                                                            187,542             157,793


       TOTAL OPERATING EXPENSES                                                  1,661,647           1,415,150


       OPERATING INCOME                                                            461,367           1,013,331

           Interest expense                                                         27,587             131,181


       INCOME BEFORE INCOME TAXES                                                  433,780             882,150

           Income taxes (note 15)                                                  108,011             353,000


       NET INCOME                                                                  325,768             529,150


       Net Income Per Share (note 14)                                                 0.12                0.24


       Weighted average number of common shares
           Outstanding (note 14)                                                 2,765,000           2,160,753




   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

                                                                              Three-months        Three-months
                                                                                  March 31           March 31,
                                                                                      1999                1998

                                                                                        $                   $

       Cash flows from operating activities:

           Net income                                                              325,768             529,150


           Adjustments to reconcile net income to net cash provided by operating activities:

           Amortization                                                            187,542             157,793
           (Increase) decrease in deferred product costs                            47,192             381,523
           (Increase) in accounts receivable                                    (1,661,604)         (2,266,687)
           (Increase) decrease in inventory                                        220,264           1,470,056
           (Increase) in prepaid expenses and sundry assets                         18,292            (244,725)
           Increase (decrease) in accounts payable and accrued expenses             85,239            (873,053)
           Increase (decrease) in income taxes payable/recoverable                  10,857             335,833
           Increase in deferred income taxes                                        61,229               1,436


                Total adjustments                                               (1,030,989)         (1,037,824)


           Net cash provided by (used in) operating activities                    (705,221)           (508,674)


       Cash flows from investing activities:

           Increase in deferred policy costs                                            1              (1,378)
           Purchases of property, plant and equipment                            (269,720)           (227,518)
           Increase in mortgages receivable                                             -             (14,684)


           Net cash used in investing activities                                 (269,719)           (243,580)


















   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

                                                                              Three-months        Three-months
                                                                                 March 31,           March 31,
                                                                                      1999                1998

                                                                                        $                   $

       Cash flows from financing activities:

            Proceeds from bank indebtedness                                                    907,271        514,337
            (Repayment of) proceeds from loans with affiliated companies                        (8,366)        (2,602)
            Proceeds from long-term debt                                                       (78,313)       (19,610)
            Repayment of stockholders' loans                                                   (22,283)        17,625
            Proceeds from loans with directors                                                       -          1,801


            Net cash provided by financing activities                                          798,309        511,551


       Effect of foreign currency exchange rate changes                                         55,676        (22,525)


       Net (decrease) increase in cash and cash equivalents                                   (120,955)      (263,228)

       Cash and cash equivalents, January 1                                                  3,417,414        442,655


       End of three month period ended March 31                                              3,296,459        179,427


       Income taxes paid                                                                        15,903         17,166


       Interest paid                                                                            66,662         83,169








   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Stockholders' Equity
(Amounts expressed in US dollars)
(Unaudited)

                                    Common
                                     Stock                            Cumulative
                                 Number of                Retained    Translation
                                    Shares    Amount      Earnings    Adjustments
                                   $              $              $         $

Balance as of December 31, 1997   1,500,000           2   2,188,055    (226,990)

Foreign currency translation ..        --          --          --       (22,522)

Net income for the three-month
   period to March 31, 1998 ...        --       529,150        --


Balance as of March 31, 1998 ..   1,500,000           2   2,717,205    (249,512)

Balance as of December 31,
 1998                             2,765,000   5,156,197   3,238,608    (388,341)

Foreign currency translation ..        --          --          --       130,635

Net income for the three-month
   period to March 31, 1999 ...        --          --       325,768        --


Balance as of March 31,
                           1999   2,765,000   5,156,197   3,564,376    (257,706)











   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)




       1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           a)   Basis of Presentation

     These consolidated financial statements include the accounts of Rosedale Decorative Products Ltd. ("the company") and its wholly owned subsidiaries, 521305 Ontario Inc. ("521305") and 1010037 Ontario Inc. ("1010037"), the parent companies of the operating subsidiaries Ontario Paint and Wallpaper Limited ("Ontario") and Rosedale Wallcoverings and Fabrics Inc. ("Rosedale").

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

     All material inter-company accounts and transactions have been eliminated. (see note 14)

           b)   Principal Activities

     The company. Which was incorporated on May 14, 1997 is principally engaged in the designing, manufacturing and marketing of wallpapers and decorative fabrics in Canada, U.S. and Europe through its operating subsidiaries Ontario Paint and Wallpaper Limited and Rosedale Wallcoverings and Fabrics Inc. These subsidiaries were incorporated in Canada on December 31, 1971 and April 7, 1981 respectively.

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

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)




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

           i)   Income taxes

     The company accounts for income tax under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)



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

           m)   Accounting Changes

     On January 1, 1996, the companies adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 did not have a material impact on the companies' result of operations.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)




       1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont'd)

           m)   Accounting Changes   (cont'd)

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


       COMPREHENSIVE INCOME

     The company has adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income as of December 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:


                                                                                       March 31,                   March 31,
                                                                                     1999                  1998

                                                                                            $                          $

           NET INCOME                                                             325,768              529,150

           OTHER COMPREHENSIVE INCOME (LOSS)

                Foreign currency translation                                      130,635             (22,522)
                                                                                  -------             --------

           COMPREHENSIVE INCOME                                                   456,403              506,628



       3.  ACCOUNTS RECEIVABLE                                                   March 31         December 31,
                                                                                     1999                       1998

                                                                                           $                $

           Accounts receivable                                                      5,580,345        3,842,820
           Less:  Allowance for doubtful accounts                                     161,985          146,770


           Accounts receivable, net                                                 5,418,360        3,696,050



ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)



       4.  INVENTORY                                                                      March 31,December 31,
                                                                                         1999           1998

                                                                                           $                $
           Inventory comprised the following:

                Raw materials                                                         137,213          185,956
                Finished goods                                                      6,989,787        7,043,488


                                                                                    7,127,000        7,229,444


       LOANS RECEIVABLE FROM AFFILIATED COMPANIES

           The loans receivable from affiliated companies which are related through common ownership bear interest at prime plus 1.5%, have no specific repayment terms, and are not expected to be repaid prior to April 1, 2000.


       DEFERRED PRODUCT COSTS
                                                                                         March 31,      December 31
                                                                                         1999             1998
                                                                                           $                $

           Book development costs                                                   1,373,652       1,285,831
           Deferred software costs                                                     63,941          58,338


           Cost                                                                     1,437,593       1,344,169


           Less: Accumulated amortization

                  Book development costs                                              590,706          467,454
                  Deferred software costs                                              29,010           25,513


                                                                                      619,716         492,967


           Net Deferred Product Costs                                                 817,877         851,202



       7.  DEFERRED POLICY COSTS

           Deferred policy costs represents the prepaid portion of premiums on the life insurance policies referred to in note 21.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)




       8.  MORTGAGES RECEIVABLE

     Second mortgages from companies related through common ownership, secured by land and buildings, bear interest at 9% and are payable on demand. No repayments are expected prior to April 1, 2000.

                                                                                         March 31,December31,
                                                                                         1999             1998
                                                                                           $                $

           1216748 Ontario Inc.                                                       171,520         168,768
           1217576 Ontario Inc.                                                       155,569         153,073



                                                                                      327,089          321,841


           The fair value of the mortgages receivable is estimated to be $350,000.


       PROPERTY, PLANT AND EQUIPMENT
                                                                                        March 31,       December31,
                                                                                         1999             1998
                                                                                           $                $

           Leasehold improvements                                                      29,707          29,230
           Automobile                                                                  19,017          18,711
           Equipment and furniture                                                    288,481         283,502
           Furniture and fixtures                                                     244,439         240,517
           Computer and equipment                                                     456,494         348,874
           Cylinders and related design costs                                       3,974,010       3,716,883


           Cost                                                                     5,012,148       4,637,717

          Less: Accumulated amortization

                  Leasehold improvements                                               13,619           12,671
                  Automobile                                                           16,895           16,380
                  Equipment and furniture                                             211,687          203,399
                  Furniture and fixtures                                              188,892          185,861
                  Computer and equipment                                              281,066          245,381
                  Cylinders and related design costs                                2,022,129        1,813,592


                                                                                    2,734,288        2,477,284


           Net Assets                                                               2,277,860       2,160,433



ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)


       10.   BANK INDEBTEDNESS

     The companies have available credit facilities up to a maximum of $6,735,000 ($10,160,000 Canadian), which bear interest at rates varying between the bank's prime rate and prime plus 0.25%. The indebtedness is secured by general assignments of book debts, pledge of inventory under Section 427 of the Bank Act of Canada, general security agreements providing a first floating charge over all assets, guarantees and postponement of claims to a maximum of $1,657,000 from the company, guarantees from affiliated companies up to $563,000, assignment of life insurance of $1,000,000 on each of the lives of two key officers and assignment of fire insurance.


       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                                        March 31,    December31,
                                                                                         1999             1998
                                                                                           $                $
           Accounts payable and accrued expenses is comprised of the following:

                Trade payables                                                      4,378,130        4,230,024
                Accrued expenses                                                      362,861          351,010


                                                                                    4,740,991        4,581,034



       LONG-TERM DEBT
                                                                                        March 31,    December31,
                                                                                         1999             1998
                                                                                           $                $
           a)   Settlement Payable

                Settlement of a claim initiated by a third party payable $7,242 monthly.  The fair value of the settlement payable is
                    estimated to be $138,000                                              -             77,076


           b)   Insurance Loan

                Amount in excess  of cash  surrender  values  of life  insurance policies (note 21) which is payable on demand but is
                     expected  to become due for  payment in the year 2004.  The loan  bears  interest  at prime  plus 1.5% and is secured by letters of guarantee  from a major  Canadian  Chartered Bank and a second collateral mortgage on the assets of the
                    companies                                                         966,461          950,956


                                                                                      966,461        1,028,032

                Less:  Current portion                                                      -         (77,076)


                Long-term portion                                                     966,461          950,956






ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)

       13.      DUE TO STOCKHOLDERS AND DIRECTORS

     Stockholders' and directors advances are secured by general security agreements, bears interest at the National Bank of Canada prime lending rate plus 1.5%, are without specific terms of repayment, and are not expected to be repaid prior to April 1, 2000.




       COMMON STOCK

a)         Authorized

     An unlimited number of common and preference shares

     The preference shares are issuable upon approval by the directors with the appropriate designation, rights, privileges and conditions attaching to each share of such series.

                Issued
                                                                                     1999               1998

                                                                                        $                          $

                2,765,000 Common shares                                         5,013,883            5,013,883
                1,265,000 Warrants                                                142,314              142,314
                                                                                  -------              -------

                                                                                5,156,197            5,156,197
                                                                                ---------            ---------

     b) During 1998, the company issued 1,265,000 common shares and 1,265,000 warrants as follows:

                Proceeds received from the issuance                                            $     6,158,857
                Issuance costs (net of income taxes)                                                (1,002,662)

                Net proceeds                                                                   $     5,156,195
                                                                                                     ---------

                Net proceeds include the deferred income tax recoveries



c)           Weighted Average Number of Common Shares

     On June 15, 1998, the shareholders transferred their 100% ownership interests in 521305 Ontario Inc. and 1010037 Ontario Inc. in exchange for the issuance of 1,500,000 common shares of the company.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)




       14.      COMMON STOCK   (cont'd)

     c) Weighted Average Number of Common Shares

     On June 18, 1998, the company issued 1,100,000 common shares to the public.

     On July 29, 1998, the company issued 165,000 common shares to the public.

     The weighted average number of shares for 1998 was based on the number of days the shares were outstanding during the year under the assumption that the share transfer referred to above occurred at the beginning of the year.

     The weighted average number of shares for 1999 was based on the shares outstanding as of January 1, 1999 as no further shares have been issued.

     d) The company has adopted a Stock Option Plan (the 1998 Plan), pursuant to which 750,000 shares of Common Stock are reserved for issuance.

     The 1998 Plan is for a period of ten years. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the Company. Options granted under the 1998 Plan may be exercisable for up to ten years, may require vesting, and shall be at an exercise price all as determined by the board. Options will be non-transferable except to an option holders personal holding company or registered retirement savings plan and are exercisable only by the participant during his or her lifetime.

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

     Options granted under the 1998 Plan, as the directors of the compensation committee or the board, may be exercised either with cash, Common Stock having a fair market equal to the cash exercise price, the participants personal recourse note, or with an assignment to the Company of sufficient proceeds from the sale of the Common Stock acquired upon exercise of the Options with an authorisation to the broker or selling agent to pay that amount to the company, or any combination of the above.

     Options under the 1998 Plan must be issued within ten years from the effective date of the 1998 Plan.

     Any unexercised options that expire or that terminate upon an employees ceasing to be employed by the company become available again for issuance under the 1998 Plan.

     The 1998 Plan may be terminated or amended at any time by the board of directors , except that the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the 1998 Plan may not be increased without the consent of the stockholders of the Company. No options were granted during this period.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Consolidated Statements
(Amounts expressed in US dollars)
(Unaudited)


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






       15.      INCOME TAXES

                                                                                       1999               1998
                                                                                       $                  $

            a)  Current                                                                   -                 -
                Deferred                                                            220,587            156,786


                                                                                    220,587            156,786


ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Consolidated Statements
(Amounts expressed in US dollars)
(Unaudited)




       15.      INCOME TAXES   (cont'd)

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


16.    RELATED PARTY TRANSACTIONS

     Amounts due from or paid to companies which are related through common ownership.

                                                                                      1999                1998

                                                                                        $                   $

           Loan - 976168 Ontario Inc.                                                  10,333            1,933
           Mortgage receivable - 1216748 Ontario Inc.                                 171,520          168,768
           Mortgage receivable - 1217576 Ontario Inc.                                 155,569          153,073
           Rent paid - 966578 Ontario Inc.                                             3,97              4,236



UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the year 2000 Issue may be experienced before, on or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect a company's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)




       18.      SEGMENTED INFORMATION

     Rosedale is engaged primarily in the design, manufacturing, marketing, and distribution and Ontario is engaged primarily in the marketing and distribution of wallpaper and designer fabrics.

           a) The breakdown of sales by geographic area is as follows:

                Period ended March 31, 1999

                United States of America                                                         $   2,785,862
                Canada                                                                               2,089,443
                Other                                                                                  172,152


                                                                                                 $   5,047,457


                Period ended March 31, 1998

                United States of America                                                         $   3,392,122
                Canada                                                                               2,375,704
                Other                                                                                  738,763


                                                                                                 $   6,506,589



     The companies' accounting records do not readily provide information on net income by geographic area. Management is of the opinion that the proportion of net income based principally on sales, presented below, would fairly present the results of operations by geographic area.

                Period ended March 31, 1999

                United States of America                                                         $     179,802
                Canada                                                                                 134,855
                Other                                                                                   11,111


                                                                                                 $     325,768


                Period ended March 31, 1998

                United States of America                                                         $     275,865
                Canada                                                                                 193,205
                Other                                                                                   60,080


                                                                                                 $     529,150



ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)




       18.      SEGMENTED INFORMATION   (cont'd)


     b) The breakdown of identifiable assets by geographic area is as follows:

                Period ended March 31, 1999

                United States of America                                                         $   3,570,561
                Canada                                                                              15,390,361
                Other                                                                                  890,624


                                                                                                 $  19,851,546


                Year ended December 1998

                United States of America                                                         $   1,744,862
                Canada                                                                              15,430,713
                Other                                                                                1,098,750


                                                                                                 $  18,274,325



     c) Sales to major customers are as follows:

                                                                                           1999           1998

                Sales                                                                 1,214,634      1,354,454


                % of total sales                                                             24%          21%


                Amounts included in accounts receivable                         $    1,578,585     $  907,146


           d) Purchases from major suppliers are as follows:

                                                                                           1999           1998

                Purchases                                                         $   1,166,282  $   1,273,878


                % of total purchases                                                        41%           45%


                Amounts included in accounts payable                               $  1,638,184  $   2,567,096



ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)

       19.      CONTINGENCIES


     Rosedale has been re-assessed by Revenue Canada and the Province of Ontario for fiscal years ended December 31, 1993 and December 31, 1994 for additional taxes estimated to be $717,000. The company has objected to these re-assessments and has no obligation to pay the portion relating to Revenue Canada in the amount of $450,000 until the objections have been processed. No provision has been made in the accounts for the additional taxes.

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



       20.      COMMITMENTS

     Minimum payments under operating leases for premises amount to approximately $293,000 per annum, exclusive of insurance and other occupancy charges. The leases expire on October 31, 2004. The future minimum lease payments over the next four years are as follows:

           Payable during the following periods:

               Within one year                                                                   $            293,287
               Over one year but not exceeding two years                                                      293,287
               Over two years but not exceeding three years                                                   293,287
               Over three years but not exceeding four years                                                  293,287
               Over four years but not exceeding five years                                                   293,287
               Thereafter                                                                                     171,080

                                                                                                           $1,637,515


ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)

       21.      LIFE INSURANCE POLICIES

     The companies are the beneficiaries of life insurance policies with The Prudential of America Life Insurance Company (Canada) ("PruCan") taken out on the lives of two of the officers for a total insured value of $6.6 million. In consideration for this benefit, the companies agreed to fund the premiums payable on the policies. Funding is being provided by advances from the Laurentian Bank of Canada ("Laurentian").

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

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)

       21.      FOREIGN EXCHANGE CONTRACTS

     As at March 31, 1999, the Company had outstanding foreign exchange contracts to sell U.S. dollars to the National Bank of Canada to hedge against fluctuations in foreign currency. The purpose of the Company's foreign exchange hedging activities is to protect the Company from the risk that the eventual dollar net cash inflows resulting from the sale and purchase of products in foreign currencies will not be adversely affected by changes in exchange rates. It is the Company's policy to use derivative financial instruments to reduce foreign risks. Fluctuations in the value of these hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged. As the contracts are settled, the related gains or losses, if any, will be reported in the statements of financial position and income. There is a potential risk of non-performance by the National Bank of Canada, the financial institution that the Company has the Foreign Forward Exchange Contracts with. However, given the National Bank's prominence and financial condition, the Company believes that this risk is insignificant. The Company had no contracts outstanding with maturities beyond one year. The cash requirements arise as the contracts are exercised to the value of $14,020,000 (in varying amounts from April 1999 through June 2000). The following table presents the aggregate notional principal amounts, carrying values and fair values of the Company's foreign exchange contracts outstanding as of March 31, 1999. Deferred gains and losses on forward exchange contracts are recognized in earnings when the future purchases and sales being hedged are recognized. The Company does not hold or issue financial instruments for trading purposes. The estimated fair values of the derivatives used to hedge the Company's risks will fluctuate over time.

                       March 31, 1999                                        March 31, 1998

           Forward       Notional                                  Forward       Notional
           Exchange      Principal      Carrying       Fair        Exchange      Principal       Carrying
           Contracts     Amounts        Value          Values      Contracts     Amounts         Values


           1998                   -          -              -      $6,970,000      -             ($363,600)
           1999          $11,920,000         -         ($641,582)
           2000          $ 2,100,000         -          ($36,578)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The statements contained in this Report that are not historical are forward-looking statements, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Report. The discussion is based upon such financial statements which have been prepared in accordance with U.S. Generally Accepted Accounting Principles and are presented in United States dollars ($).

Results of Operation

     Three months ended March 31, 1999 compared to three months ended March 31, 1998.

     Revenues for the three months ended March 31, 1999 decreased 22.4% to $5,047,457, as compared to revenues of $6,506,589 for the same period in 1998. This decrease was attributable the weakening value of the Canadian dollar versus the U.S. dollar, a 76.7% reduction in our export sales and the general weakening of the market in which we operate, as observed by the continuing restructuring of many companies within the wallpaper industry. Additionally, we launched one less new collection during the first quarter of 1999 as compared to the first quarter of 1998.

     Gross profit, as a percentage of sales, increased to 42.1% for the three months ended March 31, 1999 as compared to 37.3% the same period in 1998. This increase in gross profit is attributable to a change in our sales mix that was made because of decreased sales in our export markets. The strong U.S. dollar also contributed to the increase in gross profit as over 50% of our sales are derived from the United States and the majority of our purchases are made in Canadian dollars. However, the strong U.S. dollar, as compared to the Canadian dollar, has a negative impact on our overall financial statements when converted from Canadian to U.S. dollars. Additionally, we have begun to source other manufacturing facilities in Canada which will reduce our costs and have a positive impact on gross profit.

     Selling expenses increased by 10.0% to $561,516 for the three month period ended March 31, 1999 as compared to $510,243 for the three month period ended March 31, 1998. This increase is attributable to public relations expenses incurred during the first quarter of 1999. We did not incur such expenses during the same period in 1998. Also, selling expenses increased as a result of increased promotion expense relating to two very successful trade shows, held in Toronto and Quebec City, which we attended.

     General and administrative expenses for the Company increased by 14.2% to $596,588 for the three months period ended March 31, 1999, from $522,362 for the three months ended March 31, 1998. This increase is attributable to approximately $60,000 in expenditures relating to consulting services, legal services and registration expenses; expenses we did not incur during the same period in 1998.

     Rosedale Decorative Products Ltd. develops wallpaper and fabric sample books which are created for each of its collections and are sold through distributors. The majority of expenditures relating to the creation of sample books are incurred during the fiscal quarter that is prior to the date of the introduction of a collection. Some expenditures are incurred as early as six to eight months in advance of the introduction of a collection. Because revenues generated from the sale of sample books are generally received during fiscal quarters that are subsequent to quarters where the expenses for such sample books are recognized, our quarterly financial statements do not always reflect a matching of revenues and expenses. Before significant expenditures are incurred to produce sample books, we ensure that there are firm orders for such books. Therefore, there is little speculative risk in the production of sample books.

     Sample book development cost for the three month period ended March 31, 1999 was $123,252 compared to $50,892 for the same period last year. We have increased expenditures on sample book production as the market has become increasingly competitive and our customers have become more demanding, choosing less books for their stores. As sample books serve as our silent salesperson, it is imperative that we design and produce high quality books to keep them in the marketplace and on top of our customer's sales counters.

     Design studio expenses for the Company increased by 10.86% to $192,749 for the three months ended March 31, 1999 as compared to $173,860 for the same period last year. This increase reflects increased expenditures relating to our anticipated launch of an additional four collections in 1999. We expect the launch of the additional collections to trigger additional sales in 1999.

     Operating income for the three months ended March 31, 1999 decreased 54.5% to $461,367 from $ 1,013,331 for the three months ended March 31, 1998. This relates to the decrease in sales and additional expenses incurred after our public offering.

     Interest expense for the Company for the three months ended March 31, 1999 decreased to $27,587 from $131,181 for the three months ended March 31, 1998. This decrease in interest expense is attributable to lower interest rates and decreased short term investment interest generated from funds raised in our public offering.

     Net income for the three months ended March 31, 1999 decreased 38.4% from the same period ended March 31, 1998. The decrease is due to decreased sales and slightly higher operating expenses.

     Earnings per share, based on 2,765,000 total shares outstanding, were $0.12 for the three months ended March 31, 1999, compared to $0.19 for the same period last year.

Liquidity and Capital Resources

     We had a negative net change in cash of $120,955 for the three months ended March 31, 1999. The principal sources of cash were net income of $325,768 and an increase in bank indebtedness. These items were offset by cash used to increase accounts receivable at the end of the period ended March 31, 1999.

     Cash flows used in investing activities for the three months ending March 31, 1999 were $269,719. This reflects planned capital addition for cylinders, designs and engravings for new collections. We received net proceeds of $5,156,195 from our initial public offering which was completed in June 1998. We believe that the proceeds of the offering, coupled with the income from operations, will fulfill our working capital needs for, at least, the next eighteen months. It is our intention to utilize a significant portion of these funds to develop new product lines of wallpaper and fabric, plus continue the development of floor coverings and ceiling tiles.

Year 2000

     Our review of our own operating systems do not indicate any Year 2000 problems; however, we are highly dependent on third party vendors. Failures and interruptions, if any, resulting from the inability of certain computing systems of third party vendors, including our clearing broker, to recognize the Year 2000 could have material adverse effect our results of operations. There can be no assurance that the Year 2000 issue can be resolved by any of such third parties prior to the upcoming change in the century. Although we may incur substantial costs, particularly costs resulting from increased charges by our third party service providers, as a result of such third party service providers correcting Year 2000 issues, such costs are not sufficiently certain to estimate at this time.

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

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

         Exhibit 27:                 Financial Data Schedule

  (b)  Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the three month period ended March 31, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ROSEDALE DECORATIVE PRODUCTS LTD.


Date: May 14, 1999                                   By:    /s/Alan Fine
                                                               Alan Fine

Date: May 14, 1999                                   By:    /s/Norman G. Maxwell
                                                               Norman G. Maxwell