Form 10QSB
period 1999-06-30
ROSEDALE DECORATIVE PRODUCTS LTD
filed 1999-08-16
CIK 1051357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1999

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

     As of June 30, 1999, 2,765,000 shares of Common Stock, no par value per share, of Rosedale Decorative Products Ltd. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                        ROSEDALE DECORATIVE PRODUCTS LTD.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

                                   (Unaudited)


                                TABLE OF CONTENTS


       Interim Consolidated Balance Sheet as of June 30, 1999 and December 31, 1998                                    3 - 4

       Interim Consolidated Statement of Income for the three months ended June 30,1999                                5

       Interim Consolidated Statement of Income for the six months ended June 30, 1999                                 6

       Interim Consolidated Statement of Cash Flows for the period ended June 30, 1999                                 7 - 8

       Interim Consolidated Statement of Stockholders' Equity for the period ended
              June 30, 1999                                                                                            9

       Notes to Interim Consolidated Financial Statements                                                              10 - 25


ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheet
As of June 30, 1999 and December 31, 1998
(Amounts expressed in US dollars)
(Unaudited)

                                         Six Months Ended   Year Ended
                                           June 30, 1999  December 31, 1998

                                                  $            $

                                                      ASSETS
       CURRENT ASSETS

    Cash .................................    3,004,591    3,417,414
    Accounts receivable (note 3) .........    4,666,930    3,696,050
    Inventory (note 4) ...................    6,880,146    7,229,444
    Prepaid expenses and sundry assets ...      488,494      288,764
    Income taxes recoverable .............       38,524       38,738
                                             ----------   ----------

                                             15,078,685   14,670,410


LOANS RECEIVABLE FROM AFFILIATED COMPANIES
    (note 5) .............................        2.487        1,933

DEFERRED PRODUCT COSTS (note 6) ..........      684,847      851,202

DEFERRED POLICY COSTS (note 7) ...........      281,408      268,506

MORTGAGES RECEIVABLE (note 8) ............      337,306      321,841

PROPERTY, PLANT AND EQUIPMENT (note 9) ...    2.673,930    2,160,433
                                             ----------   ----------
                                             19,058,663   18,274,325
                                             ==========   ==========







   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheet
As of June 30, 1999 and December 31, 1998
(Amounts expressed in US dollars)
(Unaudited)

                                                            Six Months Ended     Year Ended
                                                              June 30, 1999    December 31, 1998

                                                                    $             $

                                                    LIABILITIES
       CURRENT LIABILITIES

    Bank indebtedness (note 10) ............................     3,615,893      3,327,022
    Accounts payable and accrued expenses
         (note 11) .........................................     4,571,808      4,581,034
    Income taxes payable ...................................          --             --
    Current portion of long-term debt (note 12) ............          --           77,076
                                                                 ---------      ---------
                                                                 8,187,701      7,985,132

LONG-TERM DEBT (note 12) ...................................       996,651        950,956

ADVANCES FROM RELATED PARTIES (note 13) ....................     1,172,089      1,174,987

DEFERRED INCOME TAXES ......................................       164,320        156,786
                                                                ----------     ----------
                                                                10,520,761     10,267,861
                                                                ----------     ----------

                                        STOCKHOLDERS' EQUITY

CAPITAL STOCK (note 14) ....................................     5,013,883      5,013,883

ADDITIONAL PAID-IN CAPITAL (note 14) .......................       142,314        142,314

CUMULATIVE TRANSLATION ADJUSTMENT ..........................        (1,744)      (388,341)

RETAINED EARNINGS ..........................................     3,383,449      3,238,608
                                                                ----------      ---------
                                                                 8,537,902      8,006,464
                                                                ----------      ---------
                                                                19,058,663     18,274,325
                                                                ==========     ==========

   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim  Consolidated  Statement of Income
For the three  months ended June 30,
(Amounts expressed in US dollars) (Unaudited)

                                           Three-months Three-months
                                             June 30,     June 30,
                                               1999         1998
                                                $             $

SALES ..................................    4,470,560     4,244,876

COST OF SALES ..........................    3,048,796     2,224,517
                                            ---------     ---------
GROSS PROFIT ...........................    1,421,764     2,020,359
                                            ---------     ---------
OPERATING EXPENSES

    General and administrative .........      582,918       526,546
    Selling ............................      667,828       532,732
    Design studio ......................      178,985       190,335
    Book development costs .............      (30,803)       30,370
    Amortization .......................      181,592       150,770
                                            ---------     ---------

TOTAL OPERATING EXPENSES ...............    1,580,520     1,430,753
                                            ---------     ---------

OPERATING INCOME .......................     (158,756)      589,606

    Interest expense ...................       62,702       137,384
                                            ---------     ---------

INCOME BEFORE INCOME TAXES .............     (221,458)      452,223

    Income taxes (note 15) .............      (40,530)      184,539
                                            ----------     ---------

NET INCOME .............................     (180,927)      267,683
                                            ==========    ==========

Net Income Per Share (note 14) .........        (0.07)         0.12
                                            ==========    ==========

Weighted average number of common shares
    Outstanding (note 14) ..............    2,765,000     2,160,753
                                            ==========    ==========



   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statement of Income
For the six months ended June 30,
(Amounts expressed in US dollars)
(Unaudited)

                                            Six-months   Six-months
                                             June 30,     June 30,
                                               1999        1998

                                                 $          $

SALES ..................................    9,518,017   10,751,465

COST OF SALES ..........................    5,973,239    6,302,625
                                            ---------   ----------

GROSS PROFIT ...........................    3,544,778    4,448,840
                                            ---------   ----------

OPERATING EXPENSES

    General and administrative .........    1,179,506    1,096,921
    Selling ............................    1,229,344    1,042,976
    Design studio ......................      371,734      364,195
    Book development costs .............       92,449       81,262
    Amortization .......................      369,134      308,562
                                            ---------   ----------

TOTAL OPERATING EXPENSES ...............    3,242,167    2,893,915
                                            ---------   ----------

OPERATING INCOME .......................      302,611    1,554,925

    Interest expense ...................       90,289      220,553
                                            ---------   ----------

INCOME BEFORE INCOME TAXES .............      212,322    1,334,373

    Income taxes (note 15) .............       67,481      537,539
                                            ---------   ----------

NET INCOME .............................      144,841      796,833
                                            =========   ==========

Net Income Per Share (note 14) .........         0.05         0.37
                                            =========   ==========

Weighted average number of common shares
    Outstanding (note 14) ..............    2,765,000    2,160,753
                                            =========   ==========

   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

                                                                             Six-months     Six-months
                                                                               June 30,      June 30,
                                                                                1999          1998
                                                                                  $             $

       Cash flows from operating activities:

    Net income ..........................................................      144,841       796,833
                                                                              ---------     ---------

    Adjustments to reconcile net income to net cash provided by operating activities:

    Amortization ........................................................      369,134       308,562
    (Increase) decrease in deferred product costs .......................      204,614       441,106
    (Increase) in accounts receivable ...................................     (783,160)     (542,672)
    (Increase) decrease in inventory ....................................      687,801       314,537
    (Increase) in prepaid expenses and sundry assets ....................     (183,483)     (132,655)
    Increase (decrease) in accounts payable and accrued expenses ........     (226,428)     (228,891)
    Increase (decrease) in income taxes payable/recoverable .............        2,049       456,872
    Increase in deferred income taxes ...................................         --          (4,843)
                                                                              ---------    ---------

         Total adjustments ..............................................       70,527       612,016
                                                                              ---------    ---------

    Net cash provided by (used in) operating activities .................      215,368     1,408,849
                                                                              ---------    ---------

Cash flows from investing activities:

    Increase in deferred policy costs ...................................            1         4,647
    Purchases of property, plant and equipment ..........................     (773,593)     (546,296)
    Increase in mortgages receivable ....................................         --          66,481
                                                                              ---------    ---------

    Net cash used in investing activities ...............................     (773,592)     (475,168)
                                                                              =========    =========



   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

                                                                     Six-months    Six-months
                                                                      June 30,      June 30,
                                                                        1999          1998
                                                                         $              $

Cash flows from financing activities:

     Issuance of Common Stock ...................................         --       4,306,615
     Proceeds from bank indebtedness ............................      127,356      (582,605)
     (Repayment of) proceeds from loans with affiliated companies         (455)       34,865
     Proceeds from long-term debt ...............................      (79,752)      (67,693)
     Repayment of stockholders' loans ...........................      (58,602)      455,370
     Proceeds from loans with directors .........................         --        (681,008)
                                                                     ----------    ----------

     Net cash provided by financing activities ..................      (11,453)    3,465,544
                                                                     ----------    ----------

Effect of foreign currency exchange rate changes ................      156,854       (35,844)
                                                                     ----------    ----------

Net (decrease) increase in cash and cash equivalents ............     (412,823)    4,363,381

Cash and cash equivalents, January 1 ............................    3,417,414       442,655
                                                                     ----------    ----------

End of six month period ended June 30 ...........................    3,004,591     4,806,036
                                                                     ==========    ==========

Income taxes paid ...............................................      146,000        38,428
                                                                     ==========    ==========

Interest paid ...................................................      160,875       163,311
                                                                     ==========    ==========




   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Stockholders' Equity
(Amounts expressed in US dollars)
(Unaudited)

                                                          Common
                                                           Stock                                    Cumulative
                                                       Number of                       Retained    Translation
                                                          Shares          Amount       Earnings    Adjustments
                                                                              $              $              $

Balance as of December 31, 1997                        1,500,000            2          2,188,055     (226,990)

Foreign currency translation (adj)                            --           --           (251,990)      15,943

Issuance of common stock ......                        1,100,000    4,306,776

Net income for the six-month
   period to June 30, 1998 ....                               --                         796,833         --
                                                       ---------    -----------        ----------    ---------

Balance as of June 30, 1998 ...                        2,600,000    4,306,778          2,732,898     (211,047)

Balance as of December 31, 1998                        2,765,000    5,156,197          3,238,608     (388,341)

Foreign currency translation ..                              --           --           --             386,597

Net income for the six-month
   period to June 30, 1999 ....                              --           --             144,841         --
                                                       ---------    -----------        ----------    ---------

Balance as of June 30, 1999                            2,765,000    5,156,197          3,383,449      (1,744)
                                                       =========    ===========        ==========    =========











   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)


       1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           a)   Basis of Presentation

                         These  consolidated  financial  statements  include the
                    accounts of Rosedale Decorative Products Ltd. (the "Company") and its wholly owned subsidiaries, 521305 Ontario Inc. ("521305") and 1010037 Ontario Inc. ("1010037"), the
                    parent companies of the operating subsidiaries Ontario Paint and Wallpaper Limited ("Ontario") and Rosedale Wallcoverings and Fabrics Inc. ("Rosedale").

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

                         All material  inter-company  accounts and  transactions
                    have been eliminated. (see note 14)

           b)   Principal Activities

                         The  Company  is  principally  engaged  in the  design,
                    manufacture and marketing of wallpapers and decorative fabrics in Canada, U.S. and Europe through its operating subsidiaries Ontario Paint and Wallpaper Limited and Rosedale Wallcoverings and Fabrics Inc. These subsidiaries were incorporated in Canada on December 31, 1971 and April 7, 1981, respectively.

           c)   Deferred Product costs

                         Expenditures relating to the design and distribution of
                    wallpaper   and  fabric  sample   books,   consisting   book
                    development and design costs relating to collections that have not been launched, are deferred and amortized over a three-year period on a straight-line basis. Proceeds from the sale of sample books are offset against the book development costs when received.


           d)   Cash and Cash Equivalents (Bank Indebtedness)

                         Cash and cash equivalents (bank indebtedness)  includes
                    cash on hand, amounts due from and to banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amounts approximate fair values because of the short maturity of those instruments.

           e)   Other Current Financial Instruments

                         The   carrying   amount  of  the   Company's   accounts
                    receivable and payable approximates fair value because of the short maturity of these instruments.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)




       1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont'd)

           f)   Long-term Financial Instruments

                         The  fair  value  of  each of the  Company's  long-term
                    financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the Company's current borrowing rate for similar instruments of comparable maturity would be.

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

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)



       1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont'd)

           j)   Foreign Currency Translation

                         The Company maintains its books and records in Canadian
                    dollars. Foreign currency transactions are translated using the temporal method. Under this method, all monetary items are translated into Canadian funds at the rate of exchange prevailing at balance sheet date. Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses are included in the determination of earnings for the year.

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

           m)   Long-Lived Assets

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

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)


       1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont'd)

           n)   Stock Based Compensation

                         In  December  1995,   SFAS  No.  123,   Accounting  for
                    Stock-Based Compensation, was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for stock-based compensation to employees based on the new fair value accounting rules. The Company chose to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No.
                    25. " Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the amount an employee must pay to acquire the stock.

       COMPREHENSIVE INCOME

                         The  Company  has  adopted   Statement   of   Financial
                    Accounting Standard No. 130 "Reporting Comprehensive Income" as of December 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:

                                                                                     1999                  1998

                                                                                            $                          $

           NET INCOME 1ST Qtr                                                     325,768              529,150

           OTHER COMPREHENSIVE INCOME (LOSS)

                Foreign currency translation                                      130,635             (22,522)
                                                                                  -------             --------

           COMPREHENSIVE INCOME as at MARCH 31                                    456,403              506,628

           NET INCOME (Loss) 2nd Qtr                                            (180,927)              267,683

                Foreign currency translation                                      255,962               38,465
                                                                                  -------               ------

           COMPREHENSIVE INCOME as at JUNE 30                                     531,438              812,776
                                                                                  =======             ========


       3.  ACCOUNTS RECEIVABLE                                                    June 30         December 31,
                                                                                     1999              1998

                                                                                           $                $

           Accounts receivable                                                      4,847,853        3,842,820
           Less:  Allowance for doubtful accounts                                     180,923          146,770
                                                                                    ---------        ---------

           Accounts receivable, net                                                 4,666,930        3,696,050
                                                                                    =========        =========


ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)



       4.  INVENTORY                                                                June 30,      December 31,
                                                                                      1999            1998

                                                                                       $               $
           Inventory comprised the following:

                Raw materials                                                         210,023         185,956
                Finished goods                                                      6,670,123       7,043,488
                                                                                    ---------       ---------

                                                                                    6,880,146       7,229,444
                                                                                    ---------       ---------

       LOANS RECEIVABLE FROM AFFILIATED COMPANIES

           The loans receivable from affiliated companies which are related through common ownership bear interest at prime plus 1.5%, have no specific repayment terms, and are not expected to be repaid prior to July 1, 2000.


       DEFERRED PRODUCT COSTS
                                                                                 June 30,        December 31
                                                                                     1999            1998
                                                                                           $               $

           Book development costs                                                   1,352,489       1,285,831
           Deferred software costs                                                     65,601          58,338
                                                                                    ---------       ---------

           Cost                                                                     1,418,090       1,344,169
                                                                                    ---------       ---------

           Less:                                            Accumulated amortization

                  Book development costs                                              698,921         467,454
                  Deferred software costs                                              34,322          25,513
                                                                                    ---------       ---------
                                                                                      733,243         492,967
                                                                                    ---------       ---------

           Net Deferred Product Costs                                                 684,847         851,202
                                                                                    =========       =========


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

                                                                                     June 30,      December 31,
                                                                                       1999            1998
                                                                                        $               $

           1216748 Ontario Inc.                                                       176,877         168,768
           1217576 Ontario Inc.                                                       160,429         153,073
                                                                                    ---------       ---------

                                                                                      337,306         321,841
                                                                                    =========       =========


                         The fair value of the mortgages receivable is estimated
                    to be $350,000.


       PROPERTY, PLANT AND EQUIPMENT

                                                                                      June 30,       December 31,
                                                                                       1999            1998
                                                                                           $               $

           Leasehold improvements                                                      30,635          29,230
           Automobile                                                                  19,611          18,711
           Equipment and furniture                                                    297,492         283,502
           Furniture and fixtures                                                     252,075         240,517
           Computer and equipment                                                     489,681         348,874
           Cylinders and related design costs                                       4,584,587       3,716,883
                                                                                    ---------       ---------

           Cost                                                                     5,674,081       4,637,717
                                                                                    ---------       ---------

           Less:                                            Accumulated amortization

                  Leasehold improvements                                               14,817          12,671
                  Automobile                                                           17,679          16,380
                  Equipment and furniture                                             223,426         203,399
                  Furniture and fixtures                                              194,792         185,861
                  Computer and equipment                                              295,997         245,381
                  Cylinders and related design costs                                2,253,440       1,813,592
                                                                                    ---------       ---------

                                                                                    3,000,151       2,477,284
                                                                                    ---------       ---------

           Net Assets                                                               2,673,930       2,160,433
                                                                                    =========       =========


ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)

       10.   BANK INDEBTEDNESS

                         The Company has  available  credit  facilities  up to a
                    maximum of $6,735,000 ($10,160,000 Canadian), which bear interest at rates varying between the bank's prime rate and prime plus 0.25%. The indebtedness is secured by general assignments of book debts, pledge of inventory under Section 427 of the Bank Act of Canada, general security agreements providing a first floating charge over all assets, guarantees and postponement of claims to a maximum of $1,657,000 from the Company, guarantees from affiliated companies up to $563,000, assignment of life insurance of $1,000,000 (Cdn) on each of the lives of two key officers and assignment of fire insurance.


       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                                    June 30,      December 31,
                                                                                     1999             1998
                                                                                       $                $
           Accounts payable and accrued expenses is comprised of the following:

                Trade payables                                                      4,265,984        4,230,024
                Accrued expenses                                                      305,824          351,010
                                                                                    ---------       ----------

                                                                                    4,571,808        4,581,034
                                                                                    =========       ==========


       LONG-TERM DEBT
                                                                                    June 30,    December 31,
                                                                                      1999             1998
                                                                                        $                $
           a)   Settlement Payable

                Settlement of a claim initiated by a third party payable $7,242 monthly.  The fair value of the settlement payable is
                    estimated to be $138,000                                          -                 77,076
                                                                                    ---------       ----------

           b)   Insurance Loan

                Amount in excess  of cash  surrender  values  of life  insurance policies (note 21) which is payable on demand but is
                     expected  to become due for  payment in the year 2004.  The loan  bears  interest  at prime  plus 1.5% and is secured by letters of guarantee  from a major  Canadian  Chartered Bank and a second collateral mortgage on the assets of the
                    companies                                                         996,651          950,956
                                                                                    ---------       ----------

                                                                                      996,651        1,028,032

                Less:  Current portion                                                      -          (77,076)
                                                                                    ---------       -----------

                Long-term portion                                                     996,651          950,956
                                                                                    =========       ===========


ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)





       13.      DUE TO STOCKHOLDERS AND DIRECTORS

                         Stockholders'  and  directors  advances  are secured by
                    general security agreements, bears interest at the National Bank of Canada prime lending rate plus 1.5%, are without specific terms of repayment, and are not expected to be repaid prior to July 1, 2000.




       COMMON STOCK

           Authorized

                         An unlimited number of common and preference shares

                         The preference shares are issuable upon approval by the
                    directors with the appropriate designation, rights, privileges and conditions attaching to each share of such series.

                Issued

                                                                                     1999               1998

                                                                                        $                          $

                2,765,000 Common shares                                         5,013,883            5,013,883
                1,265,000 Warrants                                                142,314              142,314
                                                                                  -------              -------

                                                                                5,156,197            5,156,197
                                                                                ---------            ---------

           During 1998, the company issued 1,265,000 common shares and 1,265,000 warrants as follows:

                Proceeds received from the issuance                                            $     6,158,857
                Issuance costs (net of income taxes)                                                (1,002,662)
                                                                                                   ------------

                Net proceeds                                                                   $     5,156,195
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

c) The Company has adopted a Stock Option Plan (the 1998 Plan), pursuant to which 750,000 shares of Common Stock are reserved for issuance.

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

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Consolidated Statements
(Amounts expressed in US dollars)
(Unaudited)


           Purchase Warrants

                         During   1998,    common   stock   purchase    warrants
                    ("Warrants") were issued pursuant to a Warrant Agreement between the company and J.P. Turner and Company. Each Warrant entitles its holders to purchase, during the four year period commencing on June 18, 1999, one share of common stock at an exercise price of $6.00 per share, subject to adjustment in accordance with the anti-dilution and other provision referred to below.

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

       15.      INCOME TAXES
                                                                                       1999               1998

                                                                                         $                  $
            a)  Current                                                                   -                  -
                Deferred                                                            164,320            156,786
                                                                                    -------            -------

                                                                                    164,320            156,786
                                                                                    =======            =======

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Consolidated Statements
(Amounts expressed in US dollars)
(Unaudited)


       15.      INCOME TAXES   (cont'd)

     b) Deferred income taxes represented the tax charges derived from temporary differences between amortization of property, plant and equipment and amounts deducted from taxable income.

     c) Rosedale has operating losses of approximately $534,000 which is expected to he used to reduce future taxable income. The potential tax benefit relating to the losses have been recognized in the accounts to the extent that they reduce deferred taxes. The deductibility of these losses if available expires as follows:

                2001                                                                             $     127,000
                2002                                                                                   286,000
                2004                                                                                    21,000
                2005                                                                                   100,000
                                                                                                       -------

                                                                                                 $     534,000
                                                                                                       =======

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

                                                                                      1999                1998
                                                                                        $                   $
           Loan - 976168 Ontario Inc.                                                   2,487            1,933
           Mortgage receivable - 1216748 Ontario Inc.                                 176,877          168,768
           Mortgage receivable - 1217576 Ontario Inc.                                 160,429          153,073
           Rent paid - 966578 Ontario Inc.                                              8,098            4,236

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

           a) The breakdown of sales by geographic area is as follows:

                Period ended June 30, 1999                                        three months   six months

                United States of America                                          $   2,159,301  $   4,945,163
                Canada                                                                2,014,579      4,104,022
                Other                                                                   296,680        468,832
                                                                                    -----------    -----------

                                                                                  $   4,470,560  $   9,518,017
                                                                                    ===========    ===========

                Period ended June 30, 1998

                United States of America                                          $   2,023,082  $   5,415,204
                Canada                                                                2,142,566      4,518,270
                Other                                                                    79,228        817,991
                                                                                    -----------    -----------

                                                                                  $   4,244,876  $  10,751,465
                                                                                    ===========    ===========

                         The Company's accounting records do not readily provide
                    information on net income by geographic area. Management is of the opinion that the proportion of net income based principally on sales, presented below, would fairly present the results of operations by geographic area.

Period ended June 30, 1999   three months  six months

United States of America .   $(104,485)   $  75,317
Canada ...................     (72,573)      62,282
Other ....................      (3,869)       7,242
                              ---------     -------
                             $(180,927)   $ 144,841
                              =========     =======

Period ended June 30, 1998

United States of America .   $ 125,739    $ 401,604
Canada ...................     141,465      334,670
Other ....................         479       60,559
                              ---------     -------
                             $ 267,683    $ 796,833
                              =========     =======

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)




       18.      SEGMENTED INFORMATION   (cont'd)


           b) The breakdown of identifiable assets by geographic area is as follows:

                Period ended June 30, 1999

                United States of America                                                         $   2,519,251
                Canada                                                                              15,161,202
                Other                                                                                1,378,210
                                                                                                    ----------

                                                                                                 $  19,058,663
                                                                                                    ==========

                Year ended December 1998

                United States of America                                                         $   1,744,862
                Canada                                                                              15,430,713
                Other                                                                                1,098,750
                                                                                                    ----------

                                                                                                 $  18,274,325
                                                                                                    ==========


c) Sales to major customers are as follows:

                                                                                           1999           1998

                Sales                                                                 2,042,113      2,517,971
                                                                                      ---------      ---------

                % of total sales                                                             21%           23%
                                                                                      ---------      ---------

                Amounts included in accounts receivable                              $  477,005     $1,194,710
                                                                                      ---------      ---------

           d) Purchases from major suppliers are as follows:

                                                                                           1999           1998

                Purchases                                                         $   2,316,787  $   2,940,735
                                                                                      ---------      ---------

                % of total purchases                                                        41%             33%
                                                                                      ---------      ---------

                Amounts included in accounts payable                               $  1,341,753  $   2,419,155
                                                                                      ---------      ---------

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



       20.      COMMITMENTS

                         Minimum  payments under  operating  leases for premises
                    amount to approximately $300,000 per annum, exclusive of insurance and other occupancy charges. The leases expire on October 31, 2004. The future minimum lease payments over the next four years are as follows:

           Payable during the following periods:

Within one year .............................   $300,905
Over one year but not exceeding two years ...    300,905
Over two years but not exceeding three years     300,905
Over three years but not exceeding four years    300,905
Over four years but not exceeding five years     300,905
Thereafter ..................................    100,302
                                               ---------

                                         $     1,604,827
                                               =========

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)


       21.      LIFE INSURANCE POLICIES

                         The  Company  is  the  beneficiary  of  life  insurance
                    policies with The Prudential of America Life Insurance Company (Canada) ("PruCan") taken out on the lives of two of the officers for a total insured value of $6.6 million. In consideration for this benefit, the companies agreed to fund the premiums payable on the policies. Funding is being provided by advances from the Laurentian Bank of Canada ("Laurentian").

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

                         The advances from  Laurentian are payable on demand but
                    are expected to become due for payment in the year 2004. The Company is liable for the interest on the advances. Security is provided by first charges on the insurance policies, letters of credit from a major Canadian chartered bank and general security agreements creating a second charge over all corporate assets.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Interim Consolidated Financial Statements
(Amounts expressed in US dollars)
(Unaudited)


       21.      FOREIGN EXCHANGE CONTRACTS

                         As at  June  30,  1999,  the  Company  had  outstanding
                    foreign exchange contracts to sell U.S. dollars to the National Bank of Canada to hedge against fluctuations in foreign currency. The purpose of the Company's foreign exchange hedging activities is to protect the Company from the risk that the eventual dollar net cash inflows resulting from the sale and purchase of products in foreign currencies will not be adversely affected by changes in exchange rates. It is the Company's policy to use derivative financial instruments to reduce foreign risks. Fluctuations in the value of these hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged. As the contracts are settled, the related gains or losses, if any, will be reported in the statements of financial position and income. There is a potential risk of non-performance by the National Bank of Canada, the financial institution that the Company has the Foreign Forward Exchange Contracts with. However, given the National Bank's prominence and financial condition, the Company believes that this risk is insignificant. The Company had no contracts outstanding with maturities beyond one year. The cash requirements arise as the contracts are exercised to the value of $14,020,000 (in varying amounts from April 1999 through June 2000). The following table presents the aggregate national principal amounts, carrying values and fair values of the Company's foreign exchange contracts outstanding as of June 30, 1999. Deferred gains and losses on forward exchange contracts are recognized in earnings when the future purchases and sales being hedged are recognized. The Company does not hold or issue financial instruments for trading purposes. The estimated fair values of the derivatives used to hedge the Company's risks will fluctuate over time.

                                   June 30, 1999                                                     June 30, 1998
                      -----------------------------------------------------------                -------------------------
           Forward                        Notional                                Forward         Notional
           Exchange                      Principal       Carrying      Fair       Exchange        Principal          Carrying
           Contracts                       Amounts          Value     Values      Contracts       Amounts             Values
           ------------------------- -------------  -------------  --------------  ------------- -------------     --------------

           1998                                -               -          -         $8,235,000       -            ($413,439)
           1999                      $  9,240,000              -      ($218,610)     9,750,000       -             (196,710)
           2000                      $  2,100,000              -      $  27,878


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation

     Three months ended June 30, 1999 compared to three months ended June 30, 1998.

     Revenues for the three months ended June 30, 1999 were $4,470,560, a 5.3% increase over prior year's revenues of $4,244,876. This increase was due to the strengthening of the Canadian dollar versus the U.S. dollar, a dramatic increase in export sales and a conscious effort to clear collections that are to be discontinued in the near future.

     Gross profit for the Company for the three months ended June 30, 1999 was 31.8% of sales, an decrease as compared to the same period one-year ago, which was 47.8%. This decrease in gross profit margin can be attributed to a change in sales mix due to an increase in sales to the export market and the weakening of the U.S. dollar, of which over 50% of our sales arise. The Company's margins were also impacted by the clearance of product during the quarter.

     Selling expenses for the Company increased by 25.4% to $667,828 for the three month period ended June 30, 1999 as compared to $532,732 for the three month period ended June 30, 1998. This increase is attributable to additional expenses incurred for public relations which did not occur until the second half of 1998. Also, promotion expense increased due to two very successful trade shows held in Toronto and Quebec City. Travel expense increased dramatically as the Company's fabric sales force attended different trade shows to generate additional business, which should increase sales for the remainder of the year.

     General and administrative expenses for the Company increased by 10.7%, to $582,918 for the three month period ended June 30, 1999 from $526,546 for the three months ended June 30, 1998. Approximately $60,000 was expended for consulting, legal and registration expenses relating to the new public entity. The Company did not incur such expenses in the previous year.

     Book development costs for the three month period ended June 30, 1999 generated a profit of $30,803, compared to an expenditure of $30,370 for the same period last year. This decrease relates to a conscious effort to reduce the cost of sample book production.

     Design studio expenses for the Company decreased by 6.0% to $178,985 for the three months ended June 30, 1999, versus $190,335 for the same period last year. Most of these savings relate to reduction in travel costs as we have moved a good portion of our production to Canada from the United Kingdom.

     Operating income for the three months ended June 30, 1999 showed a loss of $158,756 compared to a profit of $ 589,606 for the three months ended June 30, 1998. Income was reduced by lower margins, and increased expenses from going public in 1998.

     Interest expense for the Company for the three months ended June 30, 1999 decreased to $62,702 from $137,384 for the three months ended June 30, 1998. This decrease in interest expense is attributable to lower interest rates and short term investment interest on the funds raised from the Company's public offering.

     The Company showed a net loss for the three months ended June 30, 1999 of $180,927 as compared to net income of $267,683 for the same period ended June 30, 1998.

     Earnings per share for the three months ended June 30, 1999 were ($0.07) compared to $0.10 for the same period last year using the total shares presently outstanding of 2,765,000.

Six months ended June 30, 1999 compared to six months ended June 30, 1998.

     Revenues for the six months ended June 30, 1999 were $9,518,017, a 11.5% decrease over prior year's revenues of $10,751,465. This decrease was due to the general weakening in the market as observed by the continued restructuring of many companies within the wallpaper industry. The Company experienced a dramatic drop in royalties on the sales of its product in other parts of the world. The Company also launched one less new collection in the first six months of 1999 as compared to 1998.

     Gross profit for the Company for the six months ended June 30, 1999 was 37.2% of sales, a decrease as compared to the same period one-year ago, which was 41.4%. This decrease in gross profit margin can be attributed to a change in sales mix due to an increase in clearance sales and the weakening of the U.S. dollar, of which over 50% of the Company's sales arise. As the majority of the Company's purchases are made in Canadian dollars, a stronger U.S. dollar will help its gross margin, whereas a strong U.S. dollar has a negative impact on the conversion of the financial statements. The Company is also beginning to source other manufacturing facilities in Canada, which would also reduce its costs and have a positive impact on its margins.

     Selling expenses for the Company increased by 17.9% to $1,229,344 for the six month period ended June 30, 1999 as compared to $1,042,976 for the six month period ended June 30, 1998. This increase is attributable to additional expenses incurred for public relations which did not occur until the second half of 1998. Also, promotion expense increased due to two very successful trade shows held in Toronto and Quebec City and travel expense has increased with the objective of increasing fabric sales in the last half of 1999.

     General and administrative expenses for the Company increased by 7.5%, to $1,179,506 for the six months period ended June 30, 1999 from $1,096,921 for the six months ended June 30, 1998. In the first six months of 1999, approximately $105,000 was expended for consulting, legal, insurance and registration expenses which did not occur in the previous year.

     Rosedale Decorative Products Ltd. develops wallpaper and fabric sample books which are created for each of its collections and are sold through distributors. The majority of expenditures relating to the creation of sample books are incurred during the fiscal quarter that is prior to the date of the introduction of a collection. Some expenditures are incurred as early as six to eight months in advance of the introduction of a collection. Because revenues generated from the sale of sample books are generally received during fiscal quarters that are subsequent to quarters where the expenses for such sample books are recognized, our quarterly financial statements do not always reflect a matching of revenues and expenses. For example, costs for a January launch would be recorded in the following year. Before significant expenditures are incurred to produce sample books, the Company ensures that there are firm orders for such books. Therefore, there is little speculative risk in the production of sample books.

     Sample book development cost for the six-month period ended June 30, 1999 was $92,449 compared to $81,262 for the same period last year. We have increased expenditures on sample book production as the market has become increasingly competitive and our customers have become more demanding, choosing less books for their stores. As sample books serve as our silent salesperson, it is imperative that we design and produce high quality books to keep them in the marketplace and on top of our customer s sales counters.

     Design studio expenses for the Company increased by 2.1% to $371,734 for the six months ended June 30, 1999, versus $364,195 for the same period last year. Additional expenses were required as the Company's intention is to launch an additional four collections in 1999 to trigger additional sales.

     Operating income for the six months ended June 30, 1999 decreased to $302,611 from $1,554,925 for the six months ended June 30, 1998. This decrease relates to the decrease in sales and margins, plus additional expenses incurred after the Company's public offering.

     Interest expense for the Company for the six months ended June 30, 1999 decreased to $90,289 from $220,553 for the six months ended June 30, 1998. This decrease in interest expense is attributable to lower interest rates and short term investment interest on the funds raised from the public offering.

     Net income for the six months ended June 30, 1999 decreased to $144,841 as compared to $796,833 for the same period ended June 30, 1998. The decrease is due to the lower sales and margins in 1999 and the slightly higher operating expenses.

     Earnings per share for the six months ended June 30, 1999 was $0.05 compared to $0.29 for the same period last year using the total shares presently outstanding of 2,765,000.

Liquidity and Capital Resources

     The Company had a negative net change in cash of $412,823 for the six months ended June 30, 1999. The principal sources of cash were Net Income of $144,841, a decrease in Inventory of $687,801 and a small increase in bank indebtedness. These items were off set by cash used to increase Accounts Receivable at the end of the period.

     Cash flows used in investing activities for the six months ending June 30, 1999 were $773,592. This reflected planned capital addition for cylinders, designs and engravings for new collections. In June 1998, the Company received net proceeds from its initial public offering in the amount of $5,156,195. The Company believes that the proceeds of the offering, coupled with the income from operations, will fulfill the company's working capital needs for at least the next twelve to eighteen months. It is the Company's intention to utilize a good portion of these funds to develop new product lines of wallpaper and fabric plus continue the development of floor coverings and ceiling tiles, and using funds for possible acquisitions.

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

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

                  The Company's Annual Meeting of Shareholders was held on June 3,1999 in Toronto, Ontario. The Company's shareholders voted on, and approved, the following three items:

     1. The Company's shareholders elected the following five (5) directors to serve until the 2000 Annual Meeting. The result of the vote was as follows:

MEMBER                                 FOR                             AGAINST                   ABSTENTIONS

Alan Fine                           2,602,010                   19,100                           0

Sidney Ackerman                     2,602,010                   19,100                           0

Norman Maxwell                      2,602,010                   19,100                           0

Ken Page                            2,602,010                   19,100                           0

Gregory Sichenzia                   2,587,010                   34,100                           0

     2. The Company's shareholders approved the resolution of the Board of Directors to remove certain restrictions on the issuance of the Company's Class A Special Shares. The Company's Articles of Incorporation authorize the issuance of an unlimited number of shares of Class A Special Shares with such designations, rights and preferences as shall be determined from time to time by the Board of Directors. Accordingly, the Company's Board of Directors is empowered, without stockholder approval, to issue Special Shares with voting, liquidation, conversion or other rights that could adversely affect the rights of the holders of the Common Stock. In the Company's final prospectus distributed in connection with the Company's initial public offering in June 1998, the Company made an undertaking that it would not offer the Special Shares to certain officers and directors of the Company except on the same terms as it is offered to all other existing shareholders or new shareholders. The undertaking was necessary solely to qualify the Company's securities for sale in the State of Oregon. The Company may now rely on an after-market trading exemption for the sale of its securities in that State. The Board believes that the restriction on the Special Shares no longer serves any purpose and the Board, therefore, believes that removal of the restriction on the Special Shares is in the best interest of the Company. The result of the vote was as follows:

                                    For                    1,594,420
                                    Against                   71,185
                                    Abstentions              955,005

     3. The shareholders ratified the appointment of Schwartz Levitsky Feldman, Chartered Accountants, as the Company's independent certified public accountants for the 1999 fiscal year. The result of the balloting was as follows:

                                    For              2,615,300
                                    Against              3,810
                                    Abstentions          2,000

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit 27:                 Financial Data Schedule

         (b)  Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the six month period ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ROSEDALE DECORATIVE PRODUCTS LTD.


Date:             August 12, 1999                   By:    /s/Alan Fine
                                                              Alan Fine

Date:             August 12, 1999                   By:    /s/Norman G. Maxwell
                                                              Norman G. Maxwell