Form 10QSB
period 1999-09-30
ROSEDALE DECORATIVE PRODUCTS LTD
filed 1999-11-12
CIK 1051357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1999

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

     As of September 30, 1999, 2,765,000 shares of Common Stock, no par value per share, of Rosedale Decorative Products Ltd. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        ROSEDALE DECORATIVE PRODUCTS LTD.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

                                   (UNAUDITED)

                                TABLE OF CONTENTS

Interim Consolidated Balance Sheet as of September 30, 1999
       and December 31, 1998                                                                             3 - 4

Interim Consolidated Statement of Income for the three months
       ended September 30,1999                                                                               5

Interim Consolidated Statement of Income for the nine months
       ended September 30, 1999                                                                              6

Interim Consolidated Statement of Cash Flows for the period
       ended September 30, 1999                                                                          7 - 8

Interim Consolidated Statement of Stockholders' Equity for the
       period ended September 30, 1999                                                                       9

Notes to Interim Consolidated Financial Statements                                                      10 - 25

ROSEDALE DECORATIVE PRODUCTS LTD.
INTERIM CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                                                      1999                1998
                                                                                        $                   $

                                                        ASSETS

       CURRENT ASSETS
           Cash                                                                  3,033,098           3,417,414
           Accounts receivable (note 3)                                          5,719,159           3,696,050
           Inventory (note 4)                                                    6,635,084           7,229,444
           Prepaid expenses and sundry assets                                      665,189             288,764
           Income taxes recoverable                                                 27,503              38,738
                                                                                ----------          ----------

                                                                                16,080,033          14,670,410
                                                                                ----------          ----------

       LOANS RECEIVABLE FROM AFFILIATED COMPANIES

           (note 5)                                                                  2,624               1,933

       DEFERRED PRODUCT COSTS (note 6)                                             872,011             851,202

       DEFERRED POLICY COSTS (note 7)                                              280,564             268,506

       MORTGAGES RECEIVABLE (note 8)                                               336,295             321,841

       PROPERTY, PLANT AND EQUIPMENT (note 9)                                    2,734,224           2,160,433
                                                                                ----------          ----------


                                                                                20,305,751          18,274,325
                                                                                ==========          ==========

   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
INTERIM CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                                                      1999                1998
                                                                                        $                   $

                                                      LIABILITIES

       CURRENT LIABILITIES

           Bank indebtedness (note 10)                                           4,408,456           3,327,022
           Accounts payable and accrued expenses
                (note 11)                                                        4,886,848           4,581,034
           Income taxes payable                                                          -                   -
           Current portion of long-term debt (note 12)                                   -              77,076
                                                                                ----------          ----------

                                                                                 9,295,304           7,985,132

       LONG-TERM DEBT (note 12)                                                    993,662             950,956

       ADVANCES FROM RELATED PARTIES (note 13)                                   1,109,149           1,174,987

       DEFERRED INCOME TAXES                                                       163,827             156,786
                                                                                ----------          ----------

                                                                                11,561,942          10,267,861
                                                                                ----------          ----------

                                                 STOCKHOLDERS' EQUITY

       CAPITAL STOCK (note 14)                                                   5,013,883           5,013,883

       ADDITIONAL PAID-IN CAPITAL (note 14)                                        142,314             142,314

       CUMULATIVE TRANSLATION ADJUSTMENT                                          (24,677)           (388,341)

       RETAINED EARNINGS                                                         3,612,289           3,238,608
                                                                                ----------          ----------

                                                                                 8,743,809           8,006,464
                                                                                ----------          ----------

                                                                                20,305,751          18,274,325
                                                                                ==========          ==========

   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
INTERIM CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                                              Three-months        Three-months
                                                                             September 30,       September 30,

                                                                                      1999                1998

                                                                                        $                   $

       SALES                                                                     4,784,911           4,877,612

       COST OF SALES                                                             2,863,081           3,027,929
                                                                                ----------          ----------

       GROSS PROFIT                                                              1,921,830           1,849,683
                                                                                ----------          ----------

       OPERATING EXPENSES

           General and administrative                                              557,931             631,846
           Selling                                                                 589,497             559,040
           Design studio                                                           198,958              71,096
           Book development costs                                                   12,371              84,729
           Amortization                                                            185,649             149,861
                                                                                ----------          ----------

       TOTAL OPERATING EXPENSES                                                  1,544,406           1,496,572
                                                                                ----------          ----------

       OPERATING INCOME                                                            377,424             353,111
           Interest expense                                                         56,835            (22,442)
                                                                                ----------          ----------

       INCOME BEFORE INCOME TAXES                                                  320,589             375,553

           Income taxes (note 15)                                                   91,749             145,590
                                                                                ----------          ----------
       NET INCOME                                                                  228,840             229,963
                                                                                ==========          ==========

       Net Income Per Share (note 14)                                                 0.08                0.11
                                                                                ==========          ==========

       Weighted average number of common shares

           Outstanding (note 14)                                                 2,765,000           2,160,753
                                                                                ==========          ==========



   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
INTERIM CONSOLIDATED STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                                               nine-months         nine-months
                                                                             September 30,       September 30,

                                                                                      1999                1998

                                                                                        $                   $

       SALES                                                                    14,302,928          15,629,077

       COST OF SALES                                                             8,836,320           9,330,554
                                                                                ----------          ----------

       GROSS PROFIT                                                              5,466,608           6,298,523
                                                                                ----------          ----------

       OPERATING EXPENSES

           General and administrative                                            1,737,437           1,728,767
           Selling                                                               1,818,841           1,602,015
           Design studio                                                           570,692             435,291
           Book development costs                                                  104,820             165,991
           Amortization                                                            554,783             458,423
                                                                                ----------          ----------

       TOTAL OPERATING EXPENSES                                                  4,786,573           4,390,487
                                                                                ----------          ----------

       OPERATING INCOME                                                            680,035           1,908,036
           Interest expense                                                        147,124             198,111
                                                                                ----------          ----------

       INCOME BEFORE INCOME TAXES                                                  532,911           1,709,925

           Income taxes (note 15)                                                  159,230             683,129
                                                                                ----------          ----------

       NET INCOME                                                                  373,681           1,026,796
                                                                                ==========          ==========

       Net Income Per Share (note 14)                                                 0.14                0.48
                                                                                ==========          ==========

       Weighted average number of common shares
           Outstanding (note 14)                                                 2,765,000           2,160,753
                                                                                ==========          ==========

   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                                               Nine-months         Nine-months
                                                                              September 30       September 30,
                                                                                      1999                1998
                                                                                        $                   $

       Cash flows from operating activities:

           Net income                                                              373,681           1,026,796
                                                                                ----------          ----------

           Adjustments to reconcile net income to net cash provided by operating activities:

           Amortization                                                            554,783             458,423
           (Increase) decrease in deferred product costs                            17,229             498,365
           (Increase) in accounts receivable                                   (1,836,967)            (364,073)
           (Increase) decrease in inventory                                        909,056             349,617
           (Increase) in prepaid expenses and sundry assets                      (359,513)            (447,266)
           Increase (decrease) in accounts payable and accrued expenses             98,997          (2,047,902)
           Increase (decrease) in income taxes payable/recoverable                  12,833             519,990
           Increase in deferred income taxes                                             -             (12,532)
                                                                                ----------          ----------

                Total adjustments                                                (603,582)          (1,045,378)
                                                                                ----------          ----------

           Net cash provided by (used in) operating activities                    (229,901)            (18,582)
                                                                                ----------          ----------

       Cash flows from investing activities:

           Increase in deferred policy costs                                             1             130,583
           Purchases of property, plant and equipment                           (1,026,377)           (699,903)
           Increase in mortgages receivable                                              -              80,401
                                                                                ----------          ----------

           Net cash used in investing activities                               (1,026,376)           (488,919)
                                                                                ==========          ==========




   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                                               Nine-months         Nine-months
                                                                             September 30,       September 30,

                                                                                      1999                1998

                                                                                        $                   $

       Cash flows from financing activities:

            Issuance of Common Stock                                                      -          4,846,342
            Proceeds from bank indebtedness                                         921,904           (811,348)
            (Repayment of) proceeds from loans with affiliated companies               (597)            34,949
            (Repayment of)Proceeds from long-term debt                              (79,664)          (247,443)
            Repayment of stockholders' loans                                       (117,319)           416,911
            Proceeds from loans with directors                                            -          (717,744)
                                                                                ----------          ----------

            Net cash provided by financing activities                               724,324          3,521,667
                                                                                ----------          ----------

       Effect of foreign currency exchange rate changes                             147,637           (186,057)
                                                                                ----------          ----------

       Net (decrease) increase in cash and cash equivalents                        (384,316)         2,828,109

       Cash and cash equivalents, January 1                                       3,417,414            442,655
                                                                                ----------          ----------

       End of nine month period ended September 30                                3,033,098          3,270,764
                                                                                ==========          ==========

       Income taxes paid                                                            318,210             75,672
                                                                                ==========          ==========

       Interest paid                                                                255,375            198,111
                                                                                ==========          ==========















   The accompanying notes are an integral part of these financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                          Common
                                                           Stock                                    Cumulative
                                                       Number of                       Retained    Translation
                                                          SHARES          AMOUNT       EARNINGS    ADJUSTMENTS
                                                                              $              $              $

       Balance as of December 31, 1997                 1,500,000               2      2,188,055      (226,990)

       Foreign currency translation (adj)                     -               -       (251,990)      (134,270)

       Issuance of common stock                        1,265,000       5,156,195

       Net income for the nine-month
          period to September 30, 1998                                        -      1,026,796              -


       Balance as of September 30, 1998                2,765,000       5,156,197      2,962,861      (361,260)

       Balance as of December 31,

          1998                                         2,765,000       5,156,197      3,238,608      (388,341)

       Foreign currency translation                           -              -               -        363,664

       Net income for the nine-month
          period to September 30, 1999                        -              -          373,681             -


       Balance as of September 30,
         1999                                          2,765,000       5,156,197      3,612,289       (24,677)
















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

                    On June 15,  1998,  the company  acquired all the issued and outstanding common shares of 521305 and 1010037 from their shareholders in exchange for 1,500,000 shares of the company. Since these companies were under common control by a related group, this transaction has been recorded using the pooling of interest method whereby the assets, liabilities and operations have been consolidated as if the Company had owned the wholly owned subsidiaries since incorporation. The company was incorporated on May 14, 1997 by its shareholders for the purpose of consolidating their 100% ownership interests in anticipation of an initial public offering.

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

2.       COMPREHENSIVE INCOME

                    The company has adopted  Statement of  Financial  Accounting
               Standard No. 130 "Reporting Comprehensive Income as of December 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:

                                                                                     1999                  1998
                                                                                      $                     $

           NET INCOME to JUNE 30                                                  144,841              796,833

           OTHER COMPREHENSIVE INCOME (LOSS)
                FOREIGN CURRENCY TRANSLATION                                      386,597               15,943
                                                                                  -------               ------

           COMPREHENSIVE INCOME as at JUNE 30                                     531,438              812,776

           NET INCOME 3rd Qtr                                                     228,840              229,963

                FOREIGN CURRENCY TRANSLATION                                     (22,933)            (150,213)
                                                                                 --------            ---------

           COMPREHENSIVE INCOME as at SEPTEMBER 30                                737,345              892,526



       3.  ACCOUNTS RECEIVABLE                                               September 30         December 31,
                                                                                 1999                1998
                                                                                   $                   $

           Accounts receivable                                                      5,545,425        3,842,820
           Less:  Allowance for doubtful accounts                                     173,734          146,770
                                                                                 --------            ---------

           Accounts receivable, net                                                 5,719,159        3,696,050


ROSEDALE DECORATIVE PRODUCTS LTD.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

       4.  INVENTORY                                                              September 30,  December 31,
                                                                                         1999           1998
                                                                                           $                $
           Inventory comprised the following:

                Raw materials                                                         148,663         185,956
                Finished goods                                                      6,486,421       7,043,488
                                                                                     --------       ---------

                                                                                    6,635,084       7,229,444
                                                                                     --------       ---------

5.       LOANS RECEIVABLE FROM AFFILIATED COMPANIES

           The loans receivable from affiliated companies which are related through common ownership bear interest at prime plus 1.5%, have no specific repayment terms, and are not expected to be repaid prior to October1, 2000.

6.       DEFERRED PRODUCT COSTS

                                                                                  September 30,      December31,
                                                                                         1999            1998

                                                                                           $               $

           Book development costs                                                   1,617,197            1,285,831
           Deferred software costs                                                     65,404               58,338
                                                                                     --------            ---------

           Cost                                                                     1,682,601            1,344,169
                                                                                     --------            ---------

           Less:  Accumulated amortization

                  Book development costs                                              771,862              467,454
                  Deferred software costs                                              38,728               25,513
                                                                                     --------            ---------

                                                                                      810,590              492,967
                                                                                     --------            ---------
           Net Deferred Product Costs                                                 872,011              851,202
                                                                                     ========            =========


       7.  DEFERRED POLICY COSTS

                    Deferred  policy  costs  represents  the prepaid  portion of premiums on the life insurance policies referred to in note 21.

ROSEDALE DECORATIVE PRODUCTS LTD.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

       8.  MORTGAGES RECEIVABLE

           Second mortgages from companies related through common ownership, secured by land and buildings, bear interest at 9% and are payable on demand. No repayments are expected prior to October1, 2000.

                                                                                 September 30,   December 31,
                                                                                         1999            1998

                                                                                           $               $

           1216748 Ontario Inc.                                                       176,347         168,768
           1217576 Ontario Inc.                                                       159,948         153,073
                                                                                      --------       ---------

                                                                                      336,295         321,841
                                                                                      ========       =========

                    The fair value of the  mortgages  receivable is estimated to be $350,000.

9.       PROPERTY, PLANT AND EQUIPMENT

                                                                                       September 30,  December 31,
                                                                                          1999            1998
                                                                                           $               $
           Leasehold improvements                                                      34,723          29,230
           Automobile                                                                  19,552          18,711
           Equipment and furniture                                                    296,600         283,502
           Furniture and fixtures                                                     251,319         240,517
           Computer and equipment                                                     493,645         348,874
           Cylinders and related design costs                                       4,817,627       3,716,883
                                                                                     --------       ---------

           Cost                                                                     5,913,466       4,637,717
                                                                                     --------       ---------

           Less:  Accumulated amortization

                  Leasehold improvements                                               15,540          12,671
                  Automobile                                                           17,882          16,380
                  Equipment and furniture                                             227,867         203,399
                  Furniture and fixtures                                              194,208         185,861
                  Computer and equipment                                              301,243         245,381
                  Cylinders and related design costs                                2,422,502       1,813,592
                                                                                     --------       ---------

                                                                                    3,179,242       2,477,284
                                                                                     --------       ---------
           Net Assets                                                               2,734,224       2,160,433
                                                                                     ========       =========


ROSEDALE DECORATIVE PRODUCTS LTD.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

       10.   BANK INDEBTEDNESS

                    The  companies  have  available  credit  facilities  up to a maximum of $6,924,000 ($10,160,000 Canadian), which bear interest at rates varying between the bank's prime rate plus 0.25% and prime plus 1.25%. The indebtedness is secured by general assignments of book debts, pledge of inventory under Section 427 of the Bank Act of Canada, general security agreements providing a first floating charge over all assets, guarantees and postponement of claims to a maximum of $1,703,000 from the company, guarantees from affiliated companies up to $579,000, assignment of life insurance of $1,000,000 (Cdn) on each of the lives of two key officers and assignment of fire insurance.

11.      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                                  September 30,      December 31,
                                                                                         1999             1998
                                                                                           $                $
           Accounts payable and accrued expenses is comprised of the following:

                Trade payables                                                      4,672,049        4,230,024
                Accrued expenses                                                      214,799          351,010
                                                                                      --------       ---------

                                                                                    4,886,848        4,581,034
                                                                                      ========       =========

12.      LONG-TERM DEBT

                                                                                    September 30,    December 31,
                                                                                        1999             1998
                                                                                           $                $
           a)   Settlement Payable

                Settlement of a claim initiated by a third party payable $7,242 monthly.  The fair value of the settlement payable is
                    estimated to be $138,000                                                -          77,076
                                                                                      --------       ---------

           b)   Insurance Loan

                Amount in excess  of cash  surrender  values  of life  insurance policies (note 21) which is payable on demand but is
                    expected  to become due for  payment in the year 2004.  The loan  bears  interest  at prime  plus 1.5% and is secured by letters of guarantee  from a major  Canadian  Chartered Bank and a second collateral mortgage on the assets of the
                    companies                                                         993,662         950,956
                                                                                      --------       ---------

                                                                                      993,662       1,028,032
                                                                                      --------       ---------
                Less:  Current portion                                                      -        (77,076)
                                                                                      --------       ---------

                Long-term portion                                                     993,662         950,956
                                                                                      ========       =========

ROSEDALE DECORATIVE PRODUCTS LTD.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

13. DUE TO STOCKHOLDERS AND DIRECTORS

                    Stockholders' and directors  advances are secured by general security agreements, bears interest at the National Bank of Canada prime lending rate plus 1.5%, are without specific terms of repayment, and are not expected to be repaid prior to October1, 2000.

14. COMMON STOCK

a)       Authorised

                    An unlimited number of common and preference shares

                    The  preference  shares are  issuable  upon  approval by the directors with the appropriate designation, rights, privileges and conditions attaching to each share of such series.

                Issued

                                                                                    1999               1998
                                                                                     $                   $

                2,765,000 Common shares                                         5,013,883            5,013,883
                1,265,000 WARRANTS                                                142,314              142,314
                                                                                  -------              -------

                                                                                5,156,197            5,156,197
                                                                                ---------            ---------

     b) During 1998, the company issued 1,265,000 common shares and 1,265,000 warrants as follows:

                Proceeds received from the issuance                                            $     6,158,857
                ISSUANCE COSTS (NET OF INCOME TAXES)                                               (1,002,662)
                                                                                                   -----------

                NET PROCEEDS                                                                   $     5,156,195
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

                    Options  granted under the 1998 Plan by the directors of the compensation committee or the board, may be exercised either with cash, Common Stock having a fair market equal to the cash exercise price, the participants personal recourse note, or with an assignment to the Company of sufficient proceeds from the sale of the Common Stock acquired upon exercise of the Options with an authorisation to the broker or selling agent to pay that amount to the company, or any combination of the above.

                    Options  under the 1998 Plan must be issued within ten years from the effective date of the 1998 Plan.

                    Any  unexercised  options that expire or that terminate upon employees ceasing to be employed by the company become available again for issuance under the 1998 Plan.

                    The 1998 Plan may be  terminated  or  amended at any time by the board of directors, except that the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the 1998 Plan may not be increased without the consent of the stockholders of the Company.

                    On August 19, 1999, the Board of Directors  granted  336,500 stock options at the most recent closing price of the Company's shares as traded on NASDAQ, specifically, U.S. $1.00 per share on August 18, 1999. Officers, Directors and five percent shareholders were granted 276,500 options. The remaining 60,000 options were granted to key employees.

ROSEDALE DECORATIVE PRODUCTS LTD.
NOTES TO INTERIM CONSOLIDATED STATEMENTS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

e)       Stock Option Plan (cont'd)

                    The Officers,  Directors and five percent  shareholders that were granted options and the respective amounts are listed below.

                      Alan Fine               Chairman and Chief Executive Officer    125,750
                      Sidney Ackerman         Director and President                  125,750
                      Norman Maxwell          Director and Chief Financial Officer     25,000

f)       Purchase Warrants

                    During  1998,  Purchase  Warrants  ("Warrants")  were issued pursuant  to a Warrant  Agreement  between  the  company and J.P.
               Turner and Company. Each Warrant entitles its holders to purchase, during the four year period commencing on June 18, 1999, one share of common stock at an exercise price of $6.00 per share, subject to adjustment in accordance with the anti-dilution and other provision referred to below.

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

ROSEDALE DECORATIVE PRODUCTS LTD.
NOTES TO INTERIM CONSOLIDATED STATEMENTS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

       15. INCOME TAXES

                                                                                       1999               1998
                                                                                         $                  $

            a)  Current                                                                   -                  -
                Deferred                                                            163,827            156,786
                                                                                    --------         ---------
                                                                                    163,827            156,786
                                                                                    --------         ---------

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

           c) Rosedale has operating losses of approximately $534,000 which is expected to he used to reduce future taxable income. The
                potential   tax  benefit   relating  to  the  losses  have  been
                recognized in the accounts to the extent that they reduce deferred taxes. The deductibility of these losses if available expires as follows:

2001           $ 130,000
2002             294,000
2004              22,000
2005             103,000

               $ 549,000

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

                                                                                      1999                1998
                                                                                        $                   $

           Loan - 976168 Ontario Inc.                                                   2,624            1,933
           Mortgage receivable - 1216748 Ontario Inc.                                 176,347          168,768
           Mortgage receivable - 1217576 Ontario Inc.                                 159,947          153,073
           Rent paid - 966578 Ontario Inc.                                             12,267            4,236
           Rent paid - 1216748 Ontario Inc.                                             2,044               -


ROSEDALE DECORATIVE PRODUCTS LTD.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

17.      UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

                    The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the year 2000 Issue may be experienced before, on or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure, which could affect a company's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

18.      SEGMENTED INFORMATION

                    Rosedale is engaged primarily in the design,  manufacturing, marketing, and distribution and Ontario is engaged primarily in the marketing and distribution of wallpaper and designer fabrics.

           a) The breakdown of sales by geographic area is as follows:

                PERIOD ENDED SEPTEMBER 30, 1999                                    THREE MONTHS    NINE MONTHS
                ----------------------------------------------------------------------------------------------

                United States of America                                          $   3,174,392  $   8,119,555
                Canada                                                                1,416,899      5,520,921
                Other                                                                   193,620        662,452
                                                                                      ---------      ---------

                                                                                  $   4,784,911  $  14,302,928
                                                                                      =========      =========

                PERIOD ENDED SEPTEMBER 30, 1998

                United States of America                                          $   3,974,672  $   9,389,876
                Canada                                                                  735,703      5,253,973
                Other                                                                   167,237        985,228
                                                                                      ---------      ---------

                                                                                  $   4,877,612  $  15,629,077
                                                                                      =========      =========

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

ROSEDALE DECORATIVE PRODUCTS LTD.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

       18. SEGMENTED INFORMATION   (cont'd)

           PERIOD ENDED SEPTEMBER 30, 1999                                       THREE MONTHS      NINE MONTHS
           ---------------------------------------------------------------------------------------------------

                United States of America                                          $     136,816  $     212,133
                Canada                                                                   81,959        144,241
                Other                                                                    10,065         17,307
                                                                                     ---------      ---------

                                                                                  $     228,840  $     373,681
                                                                                      =========      =========

           PERIOD ENDED SEPTEMBER 30, 1998

                United States of America                                          $     215,290  $     616,894
                Canada                                                                   10,504        345,174
                Other                                                                     4,169         64,728
                                                                                      ---------      ---------

                                                                                  $     229,963  $   1,026,796
                                                                                      =========      =========


           b) The breakdown of identifiable assets by geographic area is as follows:

                PERIOD ENDED SEPTEMBER 30, 1999

                United States of America                                                         $   4,183,087
                Canada                                                                              14,773,627
                Other                                                                                1,349,037
                                                                                                     ---------

                                                                                                 $  20,305,751
                                                                                                    ==========
                YEAR ENDED DECEMBER 1998

                United States of America                                                         $   1,744,862
                Canada                                                                              15,430,713
                Other                                                                                1,098,750
                                                                                                     ---------

                                                                                                 $  18,274,325
                                                                                                    ==========

           c) Sales to major customers are as follows:

                                                                                           1999           1998

                Sales                                                                 2,901,146      4,943,227
                                                                                      ---------      ---------

                % of total sales                                                            20%            32%
                                                                                      ---------      ---------

                Amounts included in accounts receivable                           $     801,699  $   1,128,943
                                                                                      ---------      ---------

ROSEDALE DECORATIVE PRODUCTS LTD.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

           d) Purchases from major suppliers are as follows:

                                                                                           1999           1998

                Purchases                                                         $   3,925,156  $   4,804,394
                                                                                      ---------      ---------
                % of total purchases                                                        48%            47%
                                                                                      ---------      ---------

                AMOUNTS INCLUDED IN ACCOUNTS PAYABLE                              $   2,115,282  $   2,347,141
                                                                                      ---------      ---------

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

       20. COMMITMENTS

                    Minimum  payments under operating leases for premises amount to approximately $300,000 per annum, exclusive of insurance and other occupancy charges. The leases expire on October 31, 2004. The future minimum lease payments over the next four years are as follows:

           Payable during the following periods:

               Within one year                                                                $        300,003
               Over one year but not exceeding two years                                               300,003
               Over two years but not exceeding three years                                            300,003
               Over three years but not exceeding four years                                           300,003
               Over four years but not exceeding five years                                            300,003
               Thereafter                                                                               25,000


                                                                                               $     1,525,015

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

ROSEDALE DECORATIVE PRODUCTS LTD.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

       21. FOREIGN EXCHANGE CONTRACTS

                    As at  September  30,  1999,  the  Company  had  outstanding foreign exchange contracts to sell U.S. dollars to the National Bank of Canada to hedge against fluctuations in foreign currency. The purpose of the Company's foreign exchange hedging activities is to protect the Company from the risk that the eventual dollar net cash inflows resulting from the sale and purchase of products in foreign currencies will not be adversely affected by changes in exchange rates. It is the Company's policy to use derivative financial instruments to reduce foreign risks. Fluctuations in the value of these hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged. As the contracts are settled, the related gains or losses, if any, will be reported in the statements of financial position and income. There is a potential risk of non-performance by the National Bank of Canada, the financial institution that the Company has the Foreign Forward Exchange Contracts with. However, given the National Bank's prominence and financial condition, the Company believes that this risk is insignificant. The Company had no contracts outstanding with maturities beyond one year. The cash requirements arise as the contracts are exercised to the value of $10,085,000 (in varying amounts from October 1999 through June
               2000). The following table presents the aggregate notional principal amounts, carrying values and fair values of the Company's foreign exchange contracts outstanding as of September 30, 1999. Deferred gains and losses on forward exchange contracts are recognized in earnings when the future purchases and sales being hedged are recognized. The Company does not hold or issue financial instruments for trading purposes. The estimated fair values of the derivatives used to hedge the Company's risks will fluctuate over time.

             SEPTEMBER 30, 1999                                                 SEPTEMBER 30, 1998
------------------------------------                               -------------------------------------------
           Forward          Notional                                      Forward       Notional
           Exchange   Principal      Carrying       Fair           Exchange        Principal     Carrying
           CONTRACTS  AMOUNTS        VALUE          VALUES         CONTRACTS       AMOUNTS       VALUES

           1998              -            -           -            $5,965,000        -          ($524,243)
           1999      $  7,985,000         -        ($345,853)      10,050,000        -           (639,876)
           2000      $  2,100,000                   $ 31,545        2,100,000        -            (66,624)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

     Revenues for the three months ended September 30, 1999 were $4,784,911, a 2% decrease over prior year revenues of $4,877,612. The substantial increase (93%) in sales to the Canadian market was mostly offset by the 20% decrease in sales to the United States market.

     Gross profit for the three months ended September 30, 1999 was 40.2% of sales, an increase as compared to the same period one-year ago, which was 37.9%. This increase in gross profit margin can be attributed to a change in sales mix due to an increase in sales to the Canadian market and the weakening of Sales to the Export Market.

     Selling expenses increased by 5.4% to $589,497 for the three month period ended September 30, 1999 as compared to $559,040 for the three month period ended September 30, 1998. Travel expense increased as our sales force attended different customer shows to generate additional business, which should increase sales for the remainder of the year. Also, Bin Expenses have increased as compared to last year as we are aggressively pursuing new business from dealers who stock wallpaper.

     General and administrative expenses for the Company decreased by 11.7%, to $557,931 for the three months period ended September 30, 1999 from $631,846 for the three months ended September 30, 1998. This savings is mostly attributable to the extraordinary expenses incurred by the Company during this period in 1998 due to its public offering.

    Book development cost for the three-month period ended September 30, 1999 was $12,371 compared to $84,729 for the same period last year. This decrease relates to a conscious effort to reduce the cost of sample book production.

     Design studio expenses for the Company were $198,958 for the three months ended September 30, 1999 versus $71,096 for the same period last year. As we intend to increase the number of lines to be launched, design costs will increase for a short period before stabilizing.

     Operating income for the three months ended September 30, 1999 was $377,424 compared to $ 353,111 for the three months ended September 30, 1998. Income increased with better margins being recorded, which was offset by increased expenses.

     Interest expense for the Company for the three months ended September 30, 1999 was $56,835 compared to income of $22,442 for the three months ended September 30, 1998. This change in interest is attributable to higher borrowings to accommodate the extra lines being launched.

     The Company showed a Net Profit for the three months ended September 30, 1999 of $228,840 as compared to $229,963 for the same period ended September 30, 1998.

     Earnings per share for the three months ended September 30, 1999 were $0.08, which is the same as last year, using the total shares presently outstanding of 2,765,000.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998.

     Revenues for the nine months ended September 30, 1999 were $14,302,928, an 8.5% decrease over prior year revenues of $15,629,077. This decrease was due to the general weakening in the market, especially in the U.S. and overseas, as observed by the continued restructuring of many companies within the wallpaper industry. We have also experienced a dramatic decrease in Royalties on the sales of our product in other parts of the world.

     Gross profit for the nine months ended September 30, 1999 was 38.2% of sales, a decrease as compared to the same period one-year ago, which was 40.3%. This decrease in gross profit margin can be attributed to a change in sales mix due to an increase in clearance sales and the weakening of the U.S. dollar. Fifty percent (50%) of the Company's sales are made in U.S. dollars. As the majority of our purchases are made in Canadian dollars, a stronger U.S. dollar will help our gross margin, whereas a strong U.S. dollar has a negative impact on the conversion of the financial statements. We are also beginning to use other manufacturing facilities in Canada, which would also reduce our costs and have a positive impact on our margins.

     Selling expenses for the company increased by 13.5% to $1,818,841 for the nine month period ended September 30, 1999 as compared to $1,602,015 for the nine month period ended September 30, 1998. This increase is attributable to additional expenses incurred for public relations, which did not occur until the second half of 1998. Travel expense has increased with the objective of increasing fabric sales in the last half of 1999. Bins Expense has also increased over last year as we continue to increase our market share in the Canadian market.

     General and administrative expenses for the Company increased by 0.5%, to $1,737,437 for the nine months period ended September 30, 1999 from $1,728,767 for the nine months ended September 30, 1998. The Company is taking action to control expenses wherever possible and will continue to look for ways of cost cutting.

     Rosedale develops wallpaper and fabric sample books, which are created for each collection and sold through distributors. The majority of expenditures for the creation of sample books are incurred in the quarter before the introduction of a collection. Some of these expenditures are incurred as early as nine to eight months in advance. Revenues generated from the sales of sample books are netted from the costs incurred in the same period and the net amount is shown on the income statement. Because expenditures are made in the quarter before the launch of a collection, there is not always a matching of revenues and expenses e.g. costs for a January launch would be recorded in the following year. The Company ensures that there are firm orders in place from customers before significant expenditures are incurred to produce the sample books. Therefore, there is little speculative risk in their production. Book development cost for the nine-month period ended September 30, 1999 was $104,820 compared to $165,991 for the same period last year. This decrease relates to a conscious effort in reducing the cost of sample books. However, the market for books is very competitive, and as these sample books are our silent salesperson, it is imperative that we keep our books in the marketplace and on top of the counters.

     Design studio expenses for the Company increased by 31.1% to $570,692 for the nine months ended September 30, 1999 versus $435,291 for the same period last year. Additional expenses were required as the intention is to launch an additional four collections in 1999 to trigger additional sales.

     Operating income for the nine months ended September 30, 1999 decreased to $680,035 from $1,908,036 for the nine months ended September 30, 1998. This is the cumulative effect of reduced sales and margins, plus additional expenses incurred after the public offering.

Interest expense for the Company for the nine months ended September 30, 1999 decreased to $147,124 from $198,111 for the nine months ended September 30, 1998. This decrease in interest expense is attributable to lower interest rates and short term investment interest on the funds raised from the public offering.

     Net income for the nine months ended September 30, 1999 decreased to $373,681 as compared to $1,026,796 for the same period ended September 30, 1998. The decrease is due to the lower sales and margins in 1999 and the higher operating expenses.

     Earnings per share for the nine months ended September 30, 1999 was $0.14 compared to $0.37 for the same period last year using the total shares presently outstanding of 2,765,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a negative net change in cash of $384,316 for the nine months ended September 30, 1999. The principal sources of cash were Net Income of $373,681, a decrease in Inventory of $909,056 and an increase in bank indebtedness. These items were off set by cash used to increase Accounts Receivable at the end of the period.

     Cash flows used in investing activities for the nine months ending September 30, 1999 were $1,026,377. This reflected planned capital addition for cylinders, designs and engravings for new collections. The company received net proceeds from it's initial public offering effective June 18, 1998 in the amount of $5,156,195. The company believes that the proceeds of the offering, coupled with the income from operations, will fulfill the company's working capital needs for at least the next twelve to eighteen months. It is the company's intention to utilize a good portion of these funds to develop new product lines of wallpaper and fabric plus continue the development of floor coverings and ceiling tiles, and using funds for possible acquisitions.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         Exhibit 27:        Financial Data Schedule

         (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the nine month period ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ROSEDALE DECORATIVE PRODUCTS LTD.

DATE:    NOVEMBER  11, 1999                   BY:    /S/ALAN FINE
                                                 -------------------------------
                                                        Alan Fine

DATE:    NOVEMBER 11, 1999                    BY:    /S/NORMAN G. MAXWELL
                                                 -------------------------------
                                                        Norman G. Maxwell