Form 10KSB
period 1999-12-31
ROSEDALE DECORATIVE PRODUCTS LTD
filed 2000-04-04
CIK 1051357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1999

                        Commission File Number 333-44747

                        ROSEDALE DECORATIVE PRODUCTS LTD

                     ---------------------------------------

             (Exact name of registrant as specified in its charter)

Ontario, Canada                                                         N/A
-------------------------------------                                  -----------
(State or other jurisdiction of                                        (I.R.S. Employer
incorporation or organization)                                         Identification No.)


731 Millway Avenue
Concord, Ontario, Canada                                                L4K 3S8
----------------------------------------------                         -----------------
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

Yes [X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenues for the year ended December 31, 1999 were $16,908,400

As of March 17, 2000 the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The NASDAQ Stock Market last sale price of $1.437 on March 1, 2000 was $4,004,508.

As of March 17, 2000, there were 2,786,714 shares of the registrant's common stock outstanding.

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

General

         The Company, through its two wholly owned subsidiaries, Ontario and Rosedale, designs, markets and distributes residential wallcoverings and designer fabrics. The Company also operates one retail paint and wallpaper store located in downtown Toronto, Canada which has been in continuous operation since 1913. The Company's products include wallpaper and wallpaper borders (which are collectively referred to as wallcoverings), designer fabrics, area rugs and paint.

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

         The Company's Rosedale subsidiary has received a number of industry recognized awards. Since 1994, the Rosedale subsidiary has received the "Estate Award for Excellence in Wallcovering Design" on four separate occasions. This award is presented by a leading trade publication and is given in recognition of wallcovering collections that exhibit outstanding design characteristics. In addition, Rosedale has received the "Hot Line Elite" award on numerous occasions which is presented by another leading trade publication to the wallcovering producer whose collections have been cited by independent retail stores throughout the United States as top sellers. Its largest distributor, The Blonder Company, has also twice named Rosedale "Supplier of the Year" (most recently in 1997) despite the fact that its collections represent only approximately 5% of the total wallcovering collections offered by The Blonder Company in each year.

         Sales of Company"s name brand wallcoverings account for approximately 57% of the Company's total revenues and wholesale distribution of wallcoverings under non-company brand names accounts for approximately 26% of the Company's total revenues. Sales of designer fabrics account for approximately 10% of the Company's revenues and the Company's retail paint and wallpaper store generates approximately 7% of the Company's annual revenues.

         In 1999, the Company distributed approximately 25 Company brand wallcovering and fabric collections to approximately 10,000 to 20,000 retail wallpaper and paint stores worldwide. In addition, in 1999, the Company's Ontario subsidiary distributed approximately 60 non-Company brand wallcovering collections to approximately 1,500-2,000 home decorating stores in Canada.

         The Company believes that its product mix of wallcoverings, designer fabrics and paints, along with its newer offerings of floor coverings and ceiling tiles presents significant cross marketing opportunities. Rosedale has recently introduced wallcovering and fabric sample books that include coordinated carpets and area rugs; a first in the industry.

Company Brands

         The Company designs and distributes approximately nine different lines of wallcoverings and fabrics sold under the Company's own brand names each year. A variety of wallcovering and fabric collections are sold under each of the Company's brand names. Each wallcovering collection sold by the Company consists of a variety of coordinated wallpapers, borders and fabrics. Collections take approximately twelve months to develop and are generally available in the marketplace for a minimum of two years after launch. The Company's Rosedale subsidiary designs and distributes five wallcovering collections and two fabric programs per year, sold under five brand names, and the Ontario subsidiary designs and distributes two wallcovering collections per year, sold under two brand names. Such products are distributed to approximately 10,000 to 20,000 retail stores and interior designers worldwide.

         Wallcovering and designer fabric collections are developed by the Company's design staff using a variety of color schemes to create thematically consistent collections. Each collection is tailored to fit the particular target market for the brand name for which the collection is being created. The Company's management, design, marketing and sales staff approves collections for production based upon their assessment of the commercial potential of those collections in each of the Company's target markets.

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

         The Company's Rosedale and Cambridge Studios brands were established in 1987 and 1993, respectively, and are designed and marketed by the Company's Rosedale subsidiary. The Concord and Ridley Nash lines of wallcoverings were established in 1992 and 1995, respectively, and are designed by the design staff of the Company's Ontario subsidiary. Each year, the Company produces approximately seven different lines of wallcoverings under its Rosedale, Cambridge Studios, Concord and Ridley Nash brands. Wallcovering collections sold under all four brand names are targeted to middle to and upper middle income consumers.

         The Company's Hamilton House brand, which was introduced in 1995 by the Company's Rosedale subsidiary in order to provide the Company with a brand, which is specifically designed, for the interior design market and decorator boutiques. With the addition of the Hamilton House brand line of wallcoverings, Rosedale's product mix was expanded to cover all major price categories from the middle level market through to the high-end interior designer market.

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

         Designer fabrics represent approximately 10% of Rosedale's annual revenues. Rosedale designs and markets two fabric collections per year which are coordinated with its wallcovering collections. Recently, Rosedale has added coordinated area rugs and runners to complement its wallcovering and fabric offerings.

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

Third Party Manufacturing

     Wallcovering manufacturers in the United Kingdom, Canada and the United States manufacture company brand wallcoverings for the Company. The Company's Rosedale and Cambridge Studios lines of wallcoverings are manufactured in the United Kingdom by Imperial Home Decor Group ("Borden") and Zen Wallcoverings Ltd. ("Zen"), and in Canada by Imperial Home Decor Group ("Sunworthy") and Blue Mountain Wallcoverings Ltd.. The majority of the production for Rosedale and Cambridge Studios wallcoverings has been diverted to Canada.. The Company's Hamilton House brand is manufactured in the United States by Hawthorne Wallcoverings.

     Designer fabric collections designed by the Company and sold under the Kingsway Fabrics brand name are manufactured in the United States by two manufacturers, Santee Print Works Ltd. ("Santee") and New London Textiles, Inc. ("New London").

     The Company generally enters into contracts with its manufacturers to produce its designs to the Company's specifications on a "make and ship" basis, which means that the manufacturers hold no inventory of the Company's products. The Company's products are manufactured on a pattern by pattern basis. The terms and conditions of production are outlined by the Company in written instructions provided to the manufacturers for each new design that the Company produces. The Company maintains the exclusive copyrights to each of its designs and the manufacturers do not have rights to sell the Company's designs unless permitted by the Company.

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

New Products

     The Company intends to expand the products offered by its Ontario subsidiary to include a line of retro art decorative ceiling tiles for commercial and residential customers. The decorative ceiling tiles are designed to fit into standard suspension ceiling frameworks and are embossed with designs that emulate ceilings found in many turn of the century buildings. This provides commercial and residential customers with the ability to add Victorian style ceilings to their decor. The Company believes that its decorative ceiling tiles will be attractive to commercial users, such as restaurants looking to recreate the look of the late 1800's. The decorative ceiling tiles were launched in Canada in the fourth quarter of 1999 and will be introduced into the U.S. market in early 2000.

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

         The Company markets and promotes its products through the distribution and sale of sample books. The Company prepares a sample book for each of its Company brand collections of wallcoverings and fabrics designs. The majority of the sample books prepared by the Company contain partial sheets of wallpaper, coordinated borders and fabrics. Recently, the Company has added coordinated floor coverings to its sample books. In addition, sample books contain photographs of model room settings demonstrating how the Company's wallcoverings, coordinated designer fabrics and floor coverings look in simulated home environments. By offering coordinated wallcoverings and fabric collections in its sample books, the Company is able to have its entire product line shown to a wider variety of end users. The Company also produces sample books, which contain only designer fabric samples, which it distributes to fabric wholesalers.

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

         It takes between 10 to 12 months from the time that the Company approves designs for a collection to the shipping of sample books for that collection. Recently, the Company's Rosedale subsidiary began producing preview copies of its sample books using it's in house computer aided design ("CAD") system. This allows Rosedale to preview its collections to distributors and to make changes to its collections based upon feedback from distributors before the final printing of sample books. This has resulted in a large cost saving to the Company. Rosedale believes that this innovation will also allow it to more specifically tailor its collections and sample books to consumer trends in the markets on a more timely basis.

Canadian Distribution

         The Company sells approximately 40% of its wallcoverings and fabrics in Canada through its Ontario subsidiary. The balance of its sales is through regional distributors and national chains such as Color Your World and Sears Canada. Regional distributors include Crown Wallcoverings, the largest distributor to the Canadian interior design market and Images Wallcoverings. Images Wallcoverings Ltd. is a distributor located on the west coast of Canada.

United States Distribution

         Approximately 56% of the Company's wallcovering sales are made in the United States. Distribution of the Company's wallcoverings in the United States is done through sales to national and regional distributors as well as sales to large retail wallpaper chains. Regional distributors in the United States include Walltrends, Hunter & Co., Key Wallcoverings, G&W Distributors, Fashion Wallcoverings, Olney Wallcoverings, Eisenhart Wallcoverings and Aztec. National distributors include The Blonder Company, which distributes the Company's Cambridge Studios and Ridley Nash brands, Seabrook Wallcoverings, which distributes the Company's Hamilton House brand and Imperial Home Decor Group which distributes another line of wallcoverings.

         The Company also sells directly to retail chains in the United States, which include Wallpapers to Go, Sherwin Williams, Gardener Wallcoverings, Horners and Tretiaks.

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

         The Company competes primarily within the residential wallcovering segment of the home decorative industry, which is a sector of the building supplies industry, which caters to the do-it-yourself market. Currently the wallcovering segment is fragmented, comprised of, many small and medium sized companies with no single large company dominating the market. Management believes that several of the companies within this segment may consider consolidation and may be acquisition targets for the Company in the future, although there can be no assurances that the Company will be able to identify such acquisition target and consummate an acquisition on terms that are acceptable to the Company.

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

Employees

         As of December 31, 1999, the Company employed 60 (58 on a full time basis) persons, which includes 8 senior executives, 19 sales staff persons (17 full time, 2 part time), 9 design studio, 14 support staff persons and 10 warehouse workers. The Company has no unionized employees and believes that its relationship with its employees is satisfactory.

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

         The Company also leases space for its retail paint store, located in downtown Toronto, from a company owned by Alan Fine, Chief Executive Officer of the Company, and Sid Ackerman, the Company's President. The lease calls for rental payments in the amount of Cdn. $24,000 per annum, plus property taxes, payable in equal monthly installments of Cdn. $2,000. The lease is for a one-year term, automatically renewable from year to year unless terminated in writing by either the landlord or the tenant on 30 days written notice.

Item 3.  LEGAL PROCEEDINGS [IS THIS ISSUE RESOLVED]

         The Company is involved in legal proceedings with Revenue Canada. The Revenue Canada proceeding involves the Company's challenge to a Revenue Canada decision to disallow a business loss deduction taken by Rosedale for losses it incurred when attempting to create a startup company in California. Rosedale started the California company in 1992 to make window blinds as an adjunct to its wallcovering and fabric business. The California company's growth did not meet the Company's expectations and subsequently was sold in 1994. Rosedale claimed losses incurred during the operation of the California business as a business loss deduction on its 1994 tax return. Revenue Canada allowed the deduction as a capital loss only. Rosedale has filed a formal notice of objection to Revenue Canada's classification of the deduction. In the event that Revenue Canada's decision is upheld, Rosedale would be required to pay the taxes plus interest to satisfy its tax obligation. The Company believes that it has a meritorious defense and is working to try to settle the matter. The Company is not aware of any other material legal proceedings pending or threatened against the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

          (a) The high and low bid price of the Company's common stock for each quarter since its initial public offering which commenced on June 18, 1998, through the close of its fiscal year on December 31, 1999 are as follows:

         ------------------- ---------------- -----------------

         Date                     High              Low

         6/30/98                 $7.625            $7.000
         9/30/98                 $9.375            $6.875
         12/31/98                $7.750            $4.562
         3/31/99                 $4.750            $1.750
         6/30/99                 $2.593            $1.000
         9/30/98                 $1.625            $1.000
         12/31/99                $4.000            $1.000
         ------------------- ---------------- -----------------

         The Company has not paid dividends to date.

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

         The wallcoverings, decorative fabrics and paint markets are highly competitive and consist of foreign and domestic manufacturers and distributors most of who are larger and have greater resources than the Company. The
Company's future success as a designer and distributor of high quality wallcoverings and designer fabrics will be influenced by several factors including the ability of the Company to efficiently meet the quality and design requirements of its customers, management's ability to evaluate the public's quality and design requirements and to achieve market acceptance of its wallcoverings and designer fabrics collections. Further factors impacting the Company's operations are increases in expenses associated with continued sales growth, the ability of the Company to control costs, to develop products with satisfactory profit margins and the ability to develop and manage the introduction of new product lines and competition.

Management's Plans for 2000

         The Company has taken appropriate steps to rectify its performance. Selling prices on collections launched in 2000 have been increased to show a positive impact on margins. A cutting charge for single rolls has been instituted, which will generate revenue and save man-hours.

          The Company is in final negotiations with a number of new potential customers that could result in a substantial increase in revenues. The Ontario division intends to launch two additional collections in 2000, which could result in an additional $2-3 million in sales. Coupled with the initial success of the decorative ceiling panels program, 2000 has the potential of being a very profitable year for the Company.

         Expenses are being watched closely, with certain areas being cut. Substantial personnel cuts have been made in the design studio as a result of increased efficiencies associated with the continued computerization of the design process. The Company anticipates additional savings in cost of sample book production.

          It is management's intention to continue to rationalize the efficiency of the Company's operations and attain profitability in 2000.

Results of Operations

         Fiscal year ended December 31, 1999 compared to the fiscal year December 31, 1998

         Revenues for the fiscal year ended December 31, 1999 were $16,908,400, a 10.9% reduction over prior year revenues of $18,970,793. This decrease was due to a decrease in sales in all sectors of the market, but in particular, was due to the Chapter 11 filing of one of our large customers, Imperial Home Decor Group. The estimated revenue lost as a result of this filing was in excess of $1,000,000 for the period ended December 31, 1999.

         Gross Profit for the Company for the fiscal year ended December 31, 1999 was 33.9% of sales, a decrease as compared to the same period one-year ago, which was 39.8%. This decrease in gross profit margin can be attributed to the mix of sales changing year over year. Stock obsolescence accounted for over 2% of this change. The foreign exchange forward contracts that the Company entered into affected margins by over 2% as well.

         Selling expenses for the Company increased by 16.9% to $2,496,841 for the fiscal year ended December 31, 1999 as compared to $2,135,594 for the fiscal year ended December 31, 1998. This increase is attributable to additional commissioned sales personnel being hired for Kingsway Fabrics, a division of Rosedale Wallcoverings, and an additional sales person to handle the marketing of commercial vinyl and the ceiling panels. Travel increased substantially in 1999 as Kingsway Fabrics began developing a market for its product line. This cost will not re-occur in 2000 as the majority of the preliminary set-up costs have occurred.

         General and administrative expenses for the Company increased by 30%, to $2,749,064 for the fiscal year ended December 31, 1999 from $2,114,943 for the fiscal year ended December 31, 1998. Over $400,000 of this increase relates to bad debt expense, due mainly to the filing under Chapter 11 of the Imperial Home Decor Group in the U.S. There was also an increase in consulting and legal fees, approximately $150,000, as the Company entered into negotiations regarding a possible acquisition, which did not come to fruition.

         Rosedale develops wallpaper and fabric sample books, which are created for each collection and sold through distributors. The majority of expenditures for the creation of sample books are incurred in the quarter before the introduction of a collection. Some expenditures are incurred as early as six to eight months in advance. Revenues generated from the sales of sample books are netted from the costs incurred in the same period and the net amount is shown on the income statement. Because expenditures are made in the quarter before the launch of a collection, there is not always a matching of revenues and expenses e.g. costs for a January launch would be recorded in the following year. The Company ensures that there are firm orders in place from customers before significant expenditures are incurred to produce the sample books. Therefore, there is little speculative risk in their production. Book development showed a small revenue for the fiscal year ended December 31, 1999 of $2,593 compared to costs of $279,454 for the same period last year.

         Design studio expenses for the Company increased by 3.3% to for the fiscal year ended December 31, 1999, to $791,741 versus $766,235 for the fiscal year ended December 31, 1998. This slight increase is attributable to a general inflation increase and a fluctuation in exchange rates.

         The operating loss for the fiscal year ended December 31, 1999 was $(1,121,541) compared to an operating income of $1,655,037 for the fiscal year ended December 31, 1998. This relates to lower sales volume with lower margins, an increase in operating costs and a significant bad debt expense as previously discussed. The U.S. dollar has remained very strong against the Canadian dollar, which has had a negative impact of approximately $400,000 on the operating loss due to the foreign exchange forward contracts the Company has committed to.

         Interest expense for the Company for the fiscal year ended December 31, 1999 decreased 9.0% to $265,990 from $292,341 for the year ended December 31, 1998. This decrease in interest expense is attributable to interest on short-term investments on funds raised during our initial public offering.

         The net loss for the fiscal year ended December 31, 1999 was $1,528,250, as compared to net income of $1,050,553 for the fiscal year ended December 31, 1998.

         The loss per share for the fiscal year ended December 31, 1999 were $0.55 compared to earnings per share of $0.49 for the fiscal year ended December 31, 1998. Earnings per share were calculated for both periods based on the weighted average number of shares issued in each year. The weighted average number of shares for 1999 was 2,769,997 and 2,160,753 for 1998.

Liquidity and Capital Resources

         The Company had a negative net change in cash of $176,694 for the fiscal year ended December 31, 1999. The principal sources of cash were an increase in bank indebtedness of $1,175,468 and a decrease in Accounts Receivable of $568,201. These items were offset by the net loss recorded for the year.

         Cash  flows used in  investing  activities  for the  fiscal  year ended
December 31, 1998 were $1,127,488. This reflected capital addition for cylinders, designs and engravings for new collections. It is the Company's intention to utilize a good portion of the funds to develop new product lines of wallpaper plus continue the development of floor coverings and ceiling tiles.

Item 7.  FINANCIAL STATEMENTS

         The Financial Statements are included with this report commencing on page F-1.

Item 8. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

         The following table sets forth certain information concerning the Directors and Executive Officers of the Company:


         Name                               Age      Position

         Alan Fine                           54      Chief Executive Officer and Chairman of the Board

         Sidney Ackerman                     54      President and Director

         Norman G. Maxwell                   52      Chief Financial Officer and Director

         Ken Page                            37      Director

         Gregory Sichenzia                   37      Director

         ------------------------------- ----------- ---------------------------------------------------------------

     Set forth below is a biographical description of each director and executive officer of the Company based on information supplied by each of them.

     Alan Fine has served as the Chief Executive Officer and Chairman of the Board of the Company since its inception in May 1997. In 1982, Mr. Fine founded Rosedale Wallcoverings & Fabrics Inc. and has served as the President of Rosedale Wallcovering & Fabrics, Inc. since 1987. Mr. Fine has also served as the Secretary for Ontario Paint & Wallpaper Ltd. since 1978. From 1972 to 1977 Mr. Fine was the Manager of Wallpaper Distribution for Ontario Paint & Wallpaper Ltd.

     Sidney Ackerman has served as the President of the Company since its inception in May 1997. In 1971, Mr. Ackerman was responsible for the development of Ontario Wallcoverings, which became the wallpaper distribution arm of Ontario Paint & Wallpaper Ltd. In June 1978, Mr. Ackerman was elected Director and Treasurer of Ontario Paint & Wallpaper Ltd. Since 1994, Mr. Ackerman has served as the President of Ontario Paint & Wallpaper Ltd.

     Norman G. Maxwell has been Chief Financial Officer and Operations Manager of the Company since its inception in May 1997 and has served as a director of the Company since May 1997. Prior thereto, since 1992, Mr. Maxwell has served as the Vice President of Finance with Ontario. From 1989 to 1992, Mr. Maxwell served as the Controller of Ontario. Mr. Maxwell has been in the wallcovering industry for over 20 years and has been a Certified Management Accountant since 1977.

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

     The Company intends to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report an information statement (the "Information Statement"), pursuant to Regulation 14C pertaining to the Annual Meeting of Stockholders to be held in May 2000. Information regarding directors and executive officers of the Company will appear under the caption "Election of Directors" in the Information Statement and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 1999, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company"s Common Stock that, during fiscal year 1999, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

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

                           Summary Compensation Table

                                                                                  Long-Term Compensation

                                                                               Awards                  Payouts

                                                                                        Securities             All
                                                                            Restricted  Underlying             Other

                                                       Other                Stock        Options/    LTIP      Compen-sation
                                                    Compen-sation           Award(s)       SARs      Payouts       ($)
Name              Position   Year (1)     Salary                   Bonus       ($)       (#)(1)(2)     ($)

Alan Fine(1)      Chief        1999     $ 161,529     $9,541       ----        ----       125,750      ----      ----
                  Executive    1998     $ 160,000     $7,602       ----        ----        ----        ----      ----
                  Officer      1997     $ 173,360     $7,020       ----        ----        ----        ----      ----

Sidney            President    1999     $ 161,529     $18,245      ----        ----       125,750      ----      ----
Ackerman(1)                    1998     $ 160,000     $8,995       ----        ----        ----        ----      ----
                               1997     $ 173,360     $9,595       ----        ----        ----        ----      ----
----------------- ---------- ---------- ----------- ------------ ---------- ----------- ------------ --------- ----------

(1) Reflects total compensation received from both the Company's Ontario and Rosedale subsidiaries. As the Company is located in Canada, the executives are have been paid salaries of $240,000 Canadian dollars, ($160,000 U.S. based on an effective exchange rate of $1.50).

(2) Options under the 1998 Plan were granted on August 19, 1999 at the most recent closing price of the Company's shares as traded on NASDAQ, specifically, $1.00 per share on August 18, 1999.

STOCK OPTIONS GRANTS AND EXERCISES

           Stock options totaling 251,500 shares were granted to the named executive officers during the last completed fiscal year.

           The following table shows the value at December 31, 1999 of unexercised options held by the named executive officers:

                           Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values

                                                                       Number of securities         Value of unexercised
                                                                      underlying unexercised       in-the-money options at
                                                                        options at fiscal            fiscal year-end ($)
                                                                           year-end (#)

           Name               Shares acquired on   Value Realized
                                 exercise (#)            ($)        Exercisable/unexercisable     Exercisable/unexercisable


Sidney Ackerman, President            0                   0                 125,750/0                    $100,600/0
---------------------------- --------------------- ---------------- --------------------------- ------------------------------

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

         If a participant ceases affiliation with the Company by reason of death, permanent disability or retirement at or after age 70, the option remains exercisable for three months from such occurrence but not beyond the option's expiration date. Other termination gives the participant three months to exercise, except for termination for cause, which results in immediate termination of the option.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

         The following table sets forth certain information, as of the date hereof, and as adjusted to give effect to the sale of 1,286,714 shares of Common Stock and 1,265,000 Warrants, by the Company with respect to the beneficial ownership of the Common Stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive named in the Summary Compensation Table and by all executive officers, directors and nominees to become directors of the Company as a group.


                                                                Shares of Common
                                                               Stock Beneficially   Approximate Percentage
                                                                     Owned              of Common Stock
                                                                                          Outstanding
Name
-------------------------------------------------------------- ------------------- --------------------------
Sidney Ackerman(2)                                               516,726                18.5%
Alan Fine (3)                                                    548,781                19.7%
Rosalyn Fine (4)                                                 201,219                 7.2%
The Ackerman Family Trust (5)                                    233,274                 8.4%
All Executive Officers and Directors
as a Group (two persons)                                       1,065,507                38.2%
---------------------

     (1) Unless otherwise indicated, the address is c/o Rosedale Decorative Products Ltd., 731 Millway Avenue, Concord, Ontario, Canada L4K 3S8.

     (2) Does not include 233,274 shares of Common Stock held by the Ackerman Family Trust. Includes 228,574 shares of Common Stock owned by 1369597 Ontario Inc., which is owned by Sidney Ackerman and the Ackerman Family Trust.

     (3) Includes 404,706.5 shares of Common Stock owned by 1369598 Ontario Inc. of which Alan Fine and the Fine Family Trust are shareholders.

     (4) Includes 57,143.5 shares of Common Stock owned by 1274152 Ontario, Inc. of which Rosalyn Fine is a 100% owner. Rosalyn Fine is the former wife of Alan Fine and the sister of Sidney Ackerman.

     (5) The Ackerman Family Trust owns 233,274 shares of Common Stock. Sheldon Shapiro and Fred Stoppell are trustees of The Ackerman Family Trust. Under the terms of the trust instrument, the trustees have the power to vote on the shares.

           During the year, a tax-free reorganization of the share capital held by the principal stockholders' was done. The above table reflects the results of that reorganization. The total number of shares of 1,500,000 beneficially owned did not change.

Voting Agreement

         Effective August 16, 1999, Sidney Ackerman, Alan Fine, The Ackerman Family Trust, 1274152 Ontario Inc., 1324864 Ontario Inc. and 454590 Ontario Limited (the "Shareholders"), entered into a Common Stock voting agreement. Pursuant to the terms of the voting agreement, each of the Shareholders agrees to vote all of their Shares unanimously in respect of any matter to be voted on at any meeting of the shareholders of the Company. In the event the Shareholders cannot express unanimity or any of them abstains from voting then the Shareholders agree to vote all of their Shares against such matter or withhold all of their votes in respect of such matter as applicable and to so instruct their proxies. The provisions of the voting agreement shall apply to any shares in the capital stock of the Company to which voting rights attach which may be issued to the Shareholders at any time during the term of the voting agreement and any shares in the capital stock of the Company which are issued in replacement of any shares or after acquired shares. The voting agreement does not apply to any shares that are sold or transferred to a Shareholder and does not apply to any shares that are sold or transferred to a third party in an arm's-length transaction. The voting agreement terminates upon Sidney Ackerman or Alan Fine being no longer employed by the Company or any of its subsidiaries or the date upon which any Shareholder divests itself of all shares in an arm's-length transaction for fair market consideration, whichever is earlier.

         Information regarding ownership of certain beneficial owners and management will appear under the caption "Ownership of Securities" in the Information Statement and is incorporated herein by reference.

Item 12.   CERTAIN TRANSACTIONS

     In 1995, Alan Fine, Chief Executive Officer of the Company and Sidney Ackerman, President of the Company each loaned funds to the Company's Ontario and Rosedale subsidiaries. As at December 31, 1998, the outstanding amounts of loans made by Alan Fine to Ontario and Rosedale were $208,429 and $473,477, respectively, and the outstanding amount of the loans made by Sidney Ackerman to Ontario and Rosedale were $110,777 and $335,217, respectively. These loans are secured by a general security agreement on the personal property of Rosedale and Ontario and bear interest at a rate equal to the prime rate of interest charged by the National Bank of Canada plus 1.5% per annum and are payable on demand.

     Alan Fine, Chief Executive Officer of the Company, and Sidney Ackerman, President of the Company, own all of the issued and outstanding capital stock of 966578 Ontario Inc. and 976168 Ontario Inc. The Company leases space for its retail store, located in downtown Toronto, from 966578 Ontario Inc. The lease calls for rental payments in the amount of $16,826 per annum, plus general property taxes, payable in equal monthly installments of $1,402. The lease is for a one year term, automatically renewable from year to year unless terminated in writing by either the landlord or the tenant on 30 days written notice.

     In 1995, the Company loaned two related companies, 966578 Ontario Inc. and 976168 Ontario Inc.. As of December 31, 1997, the Company had outstanding loan receivables from 976168 Ontario Inc. in the amount of $2,054. The loans bear interest at a rate equal to the prime rate of interest as charged by the National Bank of Canada plus 1.5% and are payable on demand.

     The Company has second mortgages from two related companies, 1216748 Ontario Inc. and 1217576 Ontario Inc., both of which are 50% owned by Sidney Ackerman, President and Alan Fine, Chief Executive Officer. The principal amount of the loans from 1216748 Ontario Inc. and 1217576 Ontario Inc. are $179,291 and $162,619, respectively. The mortgages are secured by land and buildings and bear interest at 9% per annum and are payable on demand.

     The Company has available credit facilities up to a maximum of $7,039,000, which bear interest at rates varying between the bank's prime rate plus 0.25% and prime plus 1.25%. The credit facilities are secured by general assignments of book debts, pledge of inventory under Section 427 of the Bank Act of Canada, general security agreements providing a first floating charge over all assets, guarantees and postponement of claims to a maximum of $1,732,000 from the Company and its subsidiaries, guarantees from affiliated companies up to $589,000, assignment of life insurance of $2,079,000 on the lives of two key officers and assignment of fire insurance.

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

            10.2           1998 Stock Option Plan(3)
            10.4           Form of Employment Agreement with Sidney Ackerman(3)
            10.5           Form of Employment Agreement with Alan Fine(3)
            21             List of Subsidiaries of Registrant*
            27             Financial Data Schedule**
            ----------------
                  * Previously filed.
         **Filed herewith

     (1) Incorporated by reference from registrant's Registration Statement on Form SB-2, filed on January 22, 1998.

     (2) Incorporated by reference from registrant's Registration Statement on Form SB-2, Amendment No. 1, filed on April 23, 1998.

     (3) Incorporated by reference from registrant's Registration Statement on Form SB-2, Amendment No. 2, filed on May 28, 1998.

     (4) Incorporated by reference from registrant's Registration Statement on Form SB-2, Amendment No. 3, filed on June 11, 1998.

    (b) Reports on Form 8-K.
        -------------------

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

Date: April 4, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name                                        Position                            Date

/s/ ALAN FINE                               Chairman, Chief Executive Officer   April 4, 2000
Alan Fine

/s/ SIDNEY ACKERMAN                         President Director                  April 4, 2000
Sidney Ackerman

/s/ NORMAN G. MAXWELL                       Director, Chief Financial Officer,  April 4, 2000
Norman G. Maxwell                           Principal Accounting Officer

/s/ KEN PAGE                                Director                            April 4, 2000
Ken Page

/s/ GREGORY SICHENZIA                       Director                            April 4, 2000
Gregory Sichenzia


                        ROSEDALE DECORATIVE PRODUCTS LTD.

                        CONSOLIDATED FINANCIAL STATEMENTS

                  AS OF DECEMBER 31, 1999 AND DECEMBER 31, 1998

                  TOGETHER WITH REPORT OF INDEPENDENT AUDITORS

                        ROSEDALE DECORATIVE PRODUCTS LTD.

                        CONSOLIDATED FINANCIAL STATEMENTS

                  AS OF DECEMBER 31, 1999 AND DECEMBER 31, 1998

                  TOGETHER WITH REPORT OF INDEPENDENT AUDITORS


                                                      TABLE OF CONTENTS

       Report of Independent Auditors                                                                        1

       Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998                           2 - 3

       Consolidated Statements of Operations for the years ended December 31, 1999,
           December 31, 1998 and December 31, 1997                                                           4

       Consolidated Statements of Cash Flows for the years ended December 31, 1999,
           December 31, 1998 and December 31, 1997                                                         5 - 6

       Consolidated Statements of Changes in Stockholders' Equity for the years
           ended December 31, 1999, December 31, 1998 and December 31, 1997                                  7

       Notes to Consolidated Financial Statements                                                          8 - 25


                         REPORT OF INDEPENDENT AUDITORS


       To the Board of Directors and Stockholders of Rosedale Decorative Products Ltd.

       We have audited the accompanying consolidated balance sheets of Rosedale Decorative Products Ltd. (incorporated in Canada) as of December 31, 1999 and 1998 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the management of Rosedale Decorative Products Ltd. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rosedale Decorative Products Ltd. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles in the United States of America.

       Since the accompanying financial statements have not been prepared and audited in accordance with generally accepted accounting principles and standards in Canada, they may not satisfy the reporting requirements of Canadian statutes and regulations.

                                               /s/ Schwartz Levitsky Feldman LLP
                                                   Schwartz Levitsky Feldman LLP

       Toronto, Ontario
       March 13, 2000                                      Chartered Accountants

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Balance Sheets
As of December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)

                                                                                      1999               1998
                                                                                        $                  $

                                                           ASSETS

       CURRENT ASSETS

           Cash                                                                  3,240,720          3,417,414
           Accounts receivable (notes 3 and 10)                                  3,341,592          3,696,050
           Inventory (notes 4 and 10)                                            7,385,373          7,229,444
           Prepaid expenses and sundry assets [note 19(a)]                         626,074            288,764
           Income taxes recoverable                                                 95,827             38,738
                                                                                ----------         ----------

                                                                                14,689,586         14,670,410

       LOAN RECEIVABLE FROM AFFILIATED COMPANY (note 5)                              2,054              1,933

       DEFERRED PRODUCT COSTS [note 1(a) and 6]                                    861,366            851,202

       DEFERRED POLICY COSTS (note 7)                                                   -             268,506

       MORTGAGES RECEIVABLE (note 8)                                               341,910            321,841

       PROPERTY, PLANT AND EQUIPMENT (note 9)                                    2,901,705          2,160,433
                                                                                ----------         ----------


                                                                                18,796,621         18,274,325
                                                                                ==========         ==========











              The accompanying notes are an integral part of these
                       consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Balance Sheets
As of December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)

                                                                                      1999               1998
                                                                                        $                  $
                                                         LIABILITIES

       CURRENT LIABILITIES

           Bank indebtedness (note 10)                                           4,744,567          3,327,022
           Accounts payable and accrued expenses (note 11)                       5,289,746          4,581,034
           Current portion of long-term debt (note 12)                                  -              77,076
                                                                                ----------         ----------

                                                                                10,034,313          7,985,132

       LONG-TERM DEBT (note 12)                                                         -             950,956

       DUE TO STOCKHOLDERS AND DIRECTORS (note 13)                               1,560,918          1,174,987

       DEFERRED INCOME TAXES                                                       219,913            156,786
                                                                                ----------         ----------

                                                                                11,815,144         10,267,861
                                                                                ----------         ----------

                                                    STOCKHOLDERS' EQUITY

       COMMON STOCK (note 14)                                                    5,061,956          5,013,883

       ADDITIONAL PAID-IN CAPITAL (note 14)                                        142,314            142,314


         ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                              66,849           (388,341)


       RETAINED EARNINGS                                                         1,710,358          3,238,608
                                                                                ----------         ----------

                                                                                 6,981,477          8,006,464
                                                                                ----------         ----------

                                                                                18,796,621         18,274,325
                                                                                ==========         ==========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Statements of Operations
For the years ended December 31
(Amounts expressed in US dollars)

                                                                   1999               1998               1997
                                                                     $                  $                  $

       SALES                                                 16,908,400         18,970,792         20,757,423

       COST OF SALES                                         11,179,513         11,420,943         13,350,033
                                                             ----------         ----------         ----------

       GROSS PROFIT                                           5,728,887          7,549,849          7,407,390
                                                             ----------         ----------         ----------

       OPERATING EXPENSES

           General and administrative                         2,749,065          2,114,943          2,379,749
           Selling                                            2,496,841          2,135,594          2,321,585
           Design studio                                        791,741            766,235            826,796
           Book development costs (recovery)                    (2,593)            279,454            189,566
           Amortization                                         815,374            598,586            572,655
                                                             ----------         ----------         ----------

       TOTAL OPERATING EXPENSES                               6,850,428          5,894,812          6,290,351
                                                             ----------         ----------         ----------

       OPERATING INCOME (LOSS)                              (1,121,541)          1,655,037          1,117,039

           Interest expense                                     265,990            292,341            209,403
                                                             ----------         ----------         ----------

       INCOME (LOSS) BEFORE INCOME TAXES                    (1,387,531)          1,362,696            907,636

           Income taxes (note 15)                               140,719            312,143            282,010
                                                             ----------         ----------         ----------

       INCOME BEFORE CUMULATIVE EFFECT OF
           CHANGE IN ACCOUNTING PRINCIPLE                   (1,528,250)          1,050,553            625,626
           Cumulative effect of change in accounting
           principle (note 1c)                                      -                   -             174,202
                                                             ----------         ----------         ----------

       NET INCOME (LOSS)                                    (1,528,250)          1,050,553            799,828
                                                             ==========         ==========         ==========

       Net earnings (loss) per common share, basic and
           diluted (note 14)                                     (0.55)               0.49               0.53
                                                             ==========         ==========         ==========

       Weighted average number of common shares
           outstanding                                        2,769,997          2,160,753          1,500,000
                                                             ==========         ==========         ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Statements of Cash Flows
For the years ended December 31
(Amounts expressed in US dollars)

                                                                   1999               1998               1997
                                                                     $                  $                  $
       Cash flows from operating activities:

           Net income (loss)                                (1,528,250)          1,050,553            799,828
                                                             ----------         ----------         ----------

           Adjustments to reconcile net income to net
            cash (used in) provided by
             operating activities:

           Amortization                                         815,374            598,586            572,655
(Increase) decrease in deferred product costs                    41,687           (260,562)          (658,762)

           (Increase) decrease in accounts receivable           568,201            693,551           (964,145)
           (Increase) decrease in inventory                     286,443           (570,438)        (1,222,626)
           Increase in prepaid expenses and sundry assets      (310,170)          (124,276)           (51,588)
           Increase (decrease) in accounts payable and
               accrued expenses                                 410,952         (1,758,420)         1,549,646
           Increase in income taxes recoverable                 (53,110)          (205,553)           (20,144)
           Increase (decrease) in deferred income taxes          51,824            (21,615)           168,015
                                                             ----------         ----------         ----------

           Total adjustments                                  1,811,201         (1,648,727)          (626,949)
                                                             ----------         ----------         ----------

           Net cash provided by (used in) operating
               activities                                       282,951           (598,174)           172,879
                                                             ----------         ----------         ----------

       Cash flows from investing activities:

           (Increase) decrease in deferred policy costs         277,090           (100,759)           (25,227)
           Purchases of property, plant and equipment        (1,404,578)          (968,113)          (871,703)
           Decrease in mortgages receivable                          -              55,421                 -
                                                             ----------         ----------         ----------

           Net cash used in investing activities             (1,127,488)        (1,013,451)          (896,930)
                                                             ----------         ----------         ----------




              The accompanying notes are an integral part of these
                       consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Statements of Cash Flows
For the years ended December 31
(Amounts expressed in US dollars)

                                                             1999         1998           1997
                                                               $            $              $

Cash flows from financing activities:

     Issuance of common stock .......................       48,073     5,156,195          --
     Proceeds from (repayment of) bank indebtedness .    1,175,468      (388,743)      540,267
     Proceeds from loans from stockholders ..........      419,756        33,429        25,789
     (Repayment of) proceeds from long-term debt ....   (1,060,898)       21,426       134,616
     Proceeds from (repayment of) directors loans ...     (116,038)     (269,222)      132,861
                                                        -----------    ----------    ----------

     Net cash provided by financing activities ......      466,361     4,553,085       833,533
                                                        -----------    ----------    ----------

Effect of foreign currency exchange rate changes ....      201,482        33,299      (218,749)
                                                        -----------    ----------    ----------

Net  increase (decrease) in cash and cash equivalents     (176,694)    2,974,759      (637,168)

Cash and cash equivalents, beginning of year ........    3,417,414       442,655     1,079,823
                                                        -----------    ----------    ----------

Cash and cash equivalents, end of year ..............    3,240,720     3,417,414       442,655
                                                        ===========    ==========    ==========

Income taxes paid ...................................      316,810       238,575       135,302
                                                        ===========    ==========    ==========

Interest paid .......................................      531,980       330,384       299,421
                                                        ===========    ==========    ==========












              The accompanying notes are an integral part of these
                       consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31
(Amounts expressed in US dollars)

                                           Common
                                            Stock         Common      Additional                         Other
                                        Number of          Stock         Paid-in       Retained  Comprehensive
                                           Shares         Amount         Capital       Earnings  Income (loss)
                                    -------------  -------------  --------------  -------------  -------------
                                                              $               $              $              $
       Balance as of December 31,
           1997                         1,500,000              2              -       2,188,055      (226,990)

       Issuance of common stock         1,265,000      5,013,881              -              -              -

       Purchase warrants (1,265,000)           -              -          142,314             -              -

       Foreign currency translation            -              -               -              -       (161,351)

          Net income for the year              -              -               -       1,050,553             -
                                        ---------      ---------        --------      ---------     ----------

       Balance as of December 31,
           1998                         2,765,000      5,013,883         142,314      3,238,608      (388,341)

       Issuance of common stock
           [note 14 (b) (iv) (v)]          21,714         48,073              -              -              -

       Foreign currency translation            -              -               -              -         455,190

         Net loss for the year                 -              -               -     (1,528,250)             -
                                        ---------      ---------        --------      ---------     ----------

       Balance as of  December 31,
           1999                         2,786,714      5,061,956         142,314      1,710,358         66,849
                                        =========      =========        ========      =========     ==========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)

       1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           a)   Basis of Presentation

                    The consolidated  financial  statements include the accounts of Rosedale Decorative Products Ltd. ("the company") and its wholly owned subsidiaries, 521305 Ontario Inc. ("521305") and 1010037 Ontario Inc. ("1010037"), the parent companies of the operating subsidiaries, Rosedale Wallcoverings and Fabrics Inc. ("Rosedale") and Ontario Paint and Wallpaper Limited ("Ontario"), respectively.

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

                On January 1, 2000, 521305 and 1010037 were amalgamated with Rosedale and Ontario. The amalgamation will be accounted for as a pooling of interest.

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

c)       Deferred Product Costs

                (i) Book Development Costs

                  Expenditures relating to the design and distribution of wallpaper and fabric sample books consisting of book development and design costs relating to collections that have not been launched are deferred and amortized over a period of up to five years on a straight-line basis. Proceeds from the sale of sample books to distributors are offset against the book development costs when received.

                  The deferral of a portion of book development and design costs commencing in 1997 represented a change in accounting principle from a full write-off to a deferral over a period of up to five years.

                (ii) Book Subsidy

                   Sales of completed sample books to retailers are sold at a discount. This discount is deferred and amortized over a period of up to four years on a straight-line basis.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

           h)   Property, Plant and Equipment

                Property, plant and equipment are recorded at cost and are amortized on the basis of their estimated useful lives at the undernoted rates and methods:

                Leasehold improvements                        10%                           Straight-line
                Cylinders and related design costs            20%                           Straight-line
                Equipment, furniture and fixtures             20%                           Declining balance
                Computer equipment                            30% and 20%                   Declining balance
                Automobile                                    30%                           Declining balance

                Amortization for assets acquired during the year is recorded at one-half of the indicated rates, which approximates when they were put into use.

           i)   Income taxes

                The company accounts for income tax under the provisions of FAS No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)

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

                The translation of the financial statements from Canadian dollars ("CDN $") into United States dollars is performed for the convenience of the reader. Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been, or could be, converted into United Sates dollars at the rates on the respective dates and or at any other certain rates. Adjustments resulting from the translation are included in the accumulated other comprehensive income
                (loss) in stockholders' equity.

           k)   Earnings or Loss Per Share

                The  company  adopted FAS No.128,  "Earnings  per Share"  during fiscal 1998 which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

           l)   Sales

                Sales   represent  the  invoiced  value  of  goods  supplied  to
                customers. Sales are recognized upon the passage of title to the customers.

           m)   Use of Estimates

                The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

           n)   Long-Lived Assets

                On January 1, 1996, the company adopted the provisions of FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of. FAS No. 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management used its best estimate of the undiscounted cash flows to evaluate the carrying amount and have determined that no impairment has occurred.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)

       1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

           o)   Stock Based Compensation

                In December 1995, FAS No. 123, Accounting for Stock-Based Compensation, was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for stock-based compensation to employees based on the new fair value accounting rules. The Company chose to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the amount an employee must pay to acquire the stock. See note 14 (c ) for a summary of the pro-forma EPS determined as if the company had applied FAS No. 123.

           p)   Concentrations of Credit Risks

                The company's receivables are unsecured and are generally due in 30 days. Currently, the company's customers are primarily local, national and international users of wallpapers and decorative fabrics. The company's receivables do not represent significant concentrations of credit risk as at December 31, 1999, due to the wide variety of customers, markets and geographic areas to which the company's products are sold.

           q)   Recently Issued Accounting Standard

                    In  June  1998,  FAS No.  133 was  issued  with  respect  to
               Accounting for Derivative Instruments and Hedging activities. The requirements of FAS No. 133 was extended to fiscal years beginning January 1, 2001 by FAS No. 137. The company anticipates that adoption of FAS No. 137 will initially affect comprehensive income with respect to the foreign exchange contracts referred to in note 22.


       2.  COMPREHENSIVE INCOME (LOSS)

           The company has adopted FAS No. 130 "Reporting Comprehensive Income" as of December 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:

                                                                   1999               1998               1997

                                                                     $                  $                  $

           NET INCOME (LOSS)                                (1,528,250)          1,050,553            799,828

           OTHER COMPREHENSIVE INCOME (LOSS)

                Foreign currency translation                    455,190          (161,351)            (77,653)
                                                            -----------         ----------            --------

           COMPREHENSIVE INCOME (LOSS)                      (1,073,060)            889,202            722,175

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)

       2.  COMPREHENSIVE INCOME (LOSS) (cont'd)

           The foreign currency translation adjustments are not currently adjusted for income taxes as the company is located in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars, which are done only for the convenience of the reader as disclosed in note 1(j).

       3.  ACCOUNTS RECEIVABLE

                                                                                         1999             1998
                                                                                           $                $

           Accounts receivable                                                      3,778,086        3,842,820
           Less:  Allowance for doubtful accounts                                     436,494          146,770
                                                                                    ---------        ---------

           Accounts receivable, net                                                 3,341,592        3,696,050
                                                                                    =========        =========

           Included in the 1999 allowance for doubtful accounts is a provision of $198,518 for a receivable from a major customer who has filed for a Chapter 11 reorganization under the Bankruptcy Reform Act.

       4.  INVENTORY

                                                                                         1999          1998
                                                                                           $             $
           Inventory comprised the following:

                Raw materials                                                         353,694         185,956
                Finished goods                                                      7,031,679       7,043,488
                                                                                    ---------       ---------

                                                                                    7,385,373       7,229,444
                                                                                    =========       =========

       5.  LOAN RECEIVABLE FROM AFFILIATED COMPANY

           The loan receivable from affiliated company, which is related through common ownership, bears interest at prime plus 1.5%, has no specific repayment terms and is not expected to be repaid prior to January 1, 2001.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)

       6.  DEFERRED PRODUCT COSTS
                                                                                         1999            1998

                                                                                           $               $

           Book development costs                                                   1,793,139       1,285,831
           Deferred software costs                                                         -           58,338
                                                                                    ---------       ---------

           Cost                                                                     1,793,139       1,344,169
                                                                                    ---------       ---------

           Less:  Accumulated amortization

                  Book development costs                                              931,773         467,454
                  Deferred software costs                                                  -           25,513
                                                                                    ---------       ---------

                                                                                      931,773         492,967
                                                                                    ---------       ---------

           Net Deferred Product Costs                                                 861,366         851,202
                                                                                    =========       =========

       7.  DEFERRED POLICY COSTS

           Deferred policy costs represented the prepaid portion of charges on the life insurance policies referred to in note 21.

       8.  MORTGAGES RECEIVABLE

           Second mortgages from companies related through common ownership are secured by land and buildings, bear interest at 9% and are payable on demand. No repayments are expected prior to January 1, 2001.

                                                                                         1999            1998

                                                                                           $               $

           1216748 Ontario Inc.                                                       179,291         168,768
           1217576 Ontario Inc.                                                       162,619         153,073
                                                                                    ---------       ---------

                                                                                      341,910         321,841
                                                                                    =========       =========

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)

       9.  PROPERTY, PLANT AND EQUIPMENT
                                                                                         1999            1998
                                                                                           $               $

           Leasehold improvements                                                      35,303          29,230
           Automobile                                                                  19,879          18,711
           Equipment and furniture                                                    302,796         283,502
           Furniture and fixtures                                                     255,879         240,517
           Computer equipment                                                         535,155         348,874
           Cylinders and related design costs                                       5,180,649       3,716,883
                                                                                    ---------       ---------

           Cost                                                                     6,329,661       4,637,717
                                                                                    ---------       ---------

           Less:  Accumulated amortization

                  Leasehold improvements                                               16,779          12,671
                  Automobile                                                           18,145          16,380
                  Equipment and furniture                                             233,263         203,399
                  Furniture and fixtures                                              209,137         185,861
                  Computer equipment                                                  346,385         245,381
                  Cylinders and related design costs                                2,604,247       1,813,592
                                                                                    ---------       ---------

                                                                                    3,427,956       2,477,284
                                                                                    ---------       ---------

           Net                                                                      2,901,705       2,160,433
                                                                                    =========       =========


       10. BANK INDEBTEDNESS

           The company has available credit facilities up to a maximum of $7,039000 ($10,160,000 Canadian), which bear interest at rates varying between the bank's prime rate plus 0.25% and prime plus 1.25%. The indebtedness is secured by general assignments of book debts, pledge of inventory under Section 427 of the Bank Act of Canada, general security agreements providing a first floating charge over all assets, guarantees and postponement of claims to a maximum of $1,732,000 from the company, guarantees from affiliated companies up to $589,000, assignment of life insurance of $2,079,000 on the lives of two key officers/ shareholders and assignment of fire insurance.

           As at the year end, the company was in breach of a covenant in its banking agreement with respect to capital expenditures. This covenant requires that annual capital expenditures shall not exceed an amount based on cash flows from operations. As a result of the losses incurred during the year, the company was not able to generate sufficient cash flows as defined by the bank to cover its annual capital expenditures. It is management's opinion that this matter will be resolved to the mutual satisfaction of the company and its bankers.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)

       11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
                                                                                         1999             1998
                                                                                           $                $
           Accounts payable and accrued expenses is comprised of the following:

                Trade payables                                                      4,840,934        4,230,024
                Accrued expenses                                                      448,812          351,010
                                                                                    ---------        ---------

                                                                                    5,289,746        4,581,034
                                                                                    =========        =========

       12. LONG-TERM DEBT
                                                                                         1999          1998
                                                                                           $             $
           a)   Settlement Payable
                Settlement of a claim initiated by a third party payable $7,242
                monthly.  The balance was repaid in 1999                                   -           77,076

           b)   Insurance Loan

                Amount in excess of cash surrender values of life insurance policies transferred to the holding companies ("holdcos") of two shareholders/key officers as described in note 21.
                  The holdcos directly own 22.72% of the issued common stock of the company and accordingly the amounts payable to the
                holdcos are included as due to stockholders and directors
                (note 13)                                                                  -          950,956
                                                                                    ---------        ---------

                                                                                           -        1,028,032
                                                                                    ---------        ---------
                Less:  Current portion                                                     -         (77,076)
                                                                                    ---------        ---------

                Long-term portion                                                          -          950,956
                                                                                    =========        =========

       13. DUE TO STOCKHOLDERS AND DIRECTORS

           Stockholders' and directors advances are secured by general security agreements, bear interest at the National Bank of Canada prime lending rate plus 1.5%, are without specific terms of repayment and are not expected to be repaid prior to January 1, 2001.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)

       14. COMMON STOCK

           a)   Authorized

                An unlimited number of common and preference shares

                The preference shares are issuable in series upon approval by the directors with the appropriate designation, rights, privileges and conditions attaching to each share of such series.

                Issued

                                                                                         1999             1998
                                                                                           $                $

                2,786,714   Common shares (1998 - 2,765,000)                        5,061,956        5,013,883
                1,265,000   Warrants                                                  142,314          142,314
                                                                                    ---------        ---------

                                                                                    5,204,270        5,156,197
                                                                                    =========        =========

           b)   Changes to issued share capital

                    i) On June 15, 1998, the shareholders transferred their 100%
               ownership interests in 521305 Ontario Inc. and 1010037 Ontario Inc. in exchange for the issuance of 1,500,000 common shares of the company.

                    ii)On June 18, 1998,  the company  issued  1,100,000  common shares to the public.

                    iii) On July 29, 1998,  the Company  issued  165,000  common shares to the public. The proceeds received from the issuance was $6,158,857 with related costs (net of income taxes) amounting to $1,002,662. Net proceeds included the deferred income tax recoveries.

                    iv)On October 8, 1999,  the company  issued 15,000 shares of common stock to its U.S. legal counsel as part of a retainer for legal representation in connection with a Public Registration of Securities. The fair value of these shares were measured using the stock price of $2.0938 at October 8, 1999, being the date of commitment.

                    v) On August 30, 1999, the Company entered into an agreement with a New York research company, First Hudson Research, LLC ("FHR") to obtain use of that company's "AwareNet" service. This service allowed the use of FHR's proprietary e-mail data base to send information about the company to interested third parties. The agreement included a provision for the issuance of shares to a value of $16,666 at a share price determined by an average seven day bid and ask price prior to the commencement of the e-mail campaign. Based on this measurement criteria, 6,714 common shares were issued to FHR at an average price of $2.4822.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)

       14. COMMON STOCK (cont'd)

           c)   Employee Stock Option Plan

                The company has adopted a Stock Option Plan (the 1998 Plan), pursuant to which 750,000 shares of Common Stock are reserved for issuance.

                The 1998 Plan is for a period for ten years. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the Company. Options granted under the 1998 Plan may be exercisable for up to ten years, may require vesting and shall be at an exercise price, all as determined by the board. Options will be non-transferable except to an option holders personal holding company or registered retirement savings plan and are exercisable only by the participant during his or her lifetime.

                If a participant ceases affiliation with the Company by reason of death, permanent disability or retirement at or after age 70, the option remains exercisable for three months from such occurrence but not beyond the options expiration date. Other termination gives the participant three months to exercise, except for termination for cause, which results in immediate termination of the option.

                    Options granted under the 1998 Plan, by the directors of the compensation committee or the board, may be exercised either with cash, Common Stock having a fair market equal to the cash exercise price, the participants personal recourse note, or with an assignment to the Company of sufficient proceeds from the sale of the Common Stock acquired upon exercise of the Options with an authorisation to the broker or selling agent to pay that amount to the Company, or any combination of the above.

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

                On August 19,1999, the Board of Directors granted 336,500 stock options at the most recent closing price of the Company's shares as traded on NASDAQ, specifically, U.S. $1.00 per share on August 18, 1999. Officers, Directors and five percent shareholders were granted 276,500 options. The remaining 60,000 options were granted to key employees.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)

       14. COMMON STOCK (cont'd)

           c)   Employee Stock Option Plan (cont'd)

                Pro-forma information regarding net income and earnings per share is required by FAS No. 123 - "Accounting for Stock Based Compensation" and has been determined as if the company had accounted for its employee stock options based on fair values at the grant date for options granted under the 1998 Plan. The company's pro-forma information for the year ended December 31, 1999 would have been as follows:

                                                                                     1999                 1999
                                                                           --------------      ---------------
                                                                              As Reported            Pro-Forma

                Loss from continuing operations                            $  (1,528,250)      $   (1,538,304)
                Basic and diluted EPS from continuing operations           $       (0.55)      $        (0.56)

                The fair value of each option grant used for purposes of estimating the pro-forma amounts summarized above is based on the grant date using the Black-Scholes option pricing model.

                The activity of the company's stock option plan is as follows:

                                                                                 Options              Exercise
                                                                              Outstanding                Price

                Granted                                                           336,500      $             1
                                                                                ---------           ----------

                Outstanding at the end of the year                                336,500
                                                                                =========

                Options exercisable at year-end                                   336,500
                                                                                ---------

                Available for future grant                                        413,500
                                                                                =========

                The remaining life of the stock options as of December 31, 1999 is 9.7 years.

           d)   Purchase Warrants

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

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)

       14. COMMON STOCK (cont'd)

           d)   Purchase Warrants (cont'd)

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

       15. INCOME TAXES
                                                                                       1999               1998
                                                                                         $                  $

           a)   Current                                                            88,895                   -
                Deferred                                                           51,824              312,143
                                                                                ---------              -------

                                                                                  140,719              312,143
                                                                                =========              =======
           b)   Current income taxes consists of:

                Amounts calculated at basic Canadian Federal and Provincial
                    Rates                                                        (619,000)             545,076
                Increase (decrease) resulting from:

                Temporary differences                                             (51,824)            (312,143)
                Part 1.3 large corporation tax                                     12,500                  -
                Non-deductible expenses                                                 -               81,896
                Adjustment for prior year's taxes                                  79,000                  -
                Losses utilized                                                         -             (314,829)
                Losses carried forward                                            668,219                  -
                                                                                ---------              -------

                                                                                   88,895                  -
                                                                                =========              =======

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)

       15. INCOME TAXES (cont'd)

           c) Deferred income taxes represent the tax charges derived from temporary differences between amortization of property, plant and equipment and amounts deducted from taxable income. As a consequence of the issuance of common stock during 1998, issuance costs were incurred which are deductible for tax purposes for a period up to five years. The resulting deferred income taxes recoverable has been applied to the issue expenses (note 14).

           d) Rosedale has operating losses of approximately $2,652,000 which is expected to be used to reduce future taxable income. The potential tax benefit relating to the losses, in the amount of approximately $416,000, has been recognized in the accounts as a reduction to the deferred income tax liability. The deductibility of these losses if available expires as follows:

2001   $  120,000
2002      303,000
2004       22,000
2006    2,207,000
      -----------
      $ 2,652,000
      ===========

                Rosedale has been reassessed by Revenue Canada and the Province of Ontario for fiscal years ended December 31, 1993 and December 31, 1994 in the amount of approximately $765,000 (see note 19). Should the assessments be upheld, the losses pertaining to 2001 would be denied.

       16. RELATED PARTY TRANSACTIONS

           Amounts due from or paid to companies which are related through common ownership are as follows:

                                                                                      1999                1998
                                                                                        $                   $

           Loan - 976168 Ontario Inc.                                                   2,054            1,933
           Mortgage receivable - 1216748 Ontario Inc.                                 179,291          168,768
           Mortgage receivable - 1217576 Ontario Inc.                                 162,619          153,073
           Rent paid - 966578 Ontario Inc.                                             16,826           16,116


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

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)

       18. SEGMENTED INFORMATION

                    The company has  adopted  FAS No. 131 -  "Disclosures  about segments of enterprise and related information".

                    Rosedale is engaged primarily in the design,  manufacturing, marketing, and distribution and Ontario is engaged primarily in the marketing and distribution of wallpaper and designer fabrics. These products are regarded as one segment by the company. As the company's reportable segment has been organized around its principal products, disclosure of revenue by product is not required.

           a)   The breakdown of sales by geographic area is as follows:

                                                                            1999           1998           1997
                                                                              $              $              $

                United States of America                               9,457,021      9,749,412      9,880,533
                Canada                                                 6,655,528      8,065,013      9,185,160
                Other                                                    795,851      1,156,367      1,691,730
                                                                      ----------     ----------     ----------

                                                                      16,908,400     18,970,792     20,757,423
                                                                      ==========     ==========     ==========


                The companies' accounting records do not readily provide information on net income (loss) by geographic area. Management is of the opinion that the proportion of net income (loss) based principally on sales, presented below, would fairly present the results of operations by geographic area.

                                                                            1999           1998           1997
                                                                              $              $              $

                United States of America                               (854,764)        535,782        279,780
                Canada                                                 (601,554)        451,738        295,020
                Other                                                   (71,932)         63,033         50,826
                                                                      ----------     ----------     ----------
                                                                     (1,528,250)      1,050,553        625,626
                                                                      ==========     ==========     ==========

           b) The breakdown of identifiable assets by geographic area is as follows:

                Period ended December 31, 1999

                United States of America                                                         $   2,625,466
                Canada                                                                              14,363,537
                Other                                                                                1,807,618
                                                                                                    ----------

                                                                                                 $  18,796,621
                                                                                                    ==========

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)

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
                                                                                                    ==========

           c)   Sales to major customers are as follows:
                                                                            1999           1998           1997

                Sales                                             $    5,385,915  $   6,957,178  $   2,890,783
                                                                       ---------      ---------     ----------

                % of total sales                                             32%            37%            14%
                                                                       ---------      ---------     ----------

                Amounts included in accounts receivable           $      649,838  $     811,291  $     298,595
                                                                       ---------      ---------     ----------

           d)   Purchases from major suppliers are as follows:

                                                                           1999           1998           1997

                Purchases                                         $    5,317,789  $   6,610,748  $   8,070,027
                                                                       ---------      ---------     ----------

                % of total purchases                                         47%            57%            52%
                                                                       ---------      ---------     ----------

                Amounts included in accounts payable              $    2,383,245  $   2,339,508  $   3,101,539
                                                                       ---------      ---------     ----------

       19. CONTINGENCIES

           a) Rosedale has been re-assessed by Revenue Canada and the Province of Ontario for fiscal years ended December 31, 1993 and December 31, 1994 for additional corporate income taxes estimated to be $765,000. The company has objected to these re-assessments and has no obligation to pay the portion relating to Revenue Canada in the amount of $500,000 until the objections have been processed. Since the company considers the re-assessments to be incorrect, no liability has been set up in the accounts. Should all or part of the re-assessments be upheld, the additional income taxes would be taken into account in the year of occurrence.

                The company has retained a firm of tax specialists to represent them in presenting their case to Revenue Canada and currently the Notices of Objections are being considered by the Chief of Appeals.

                As at December 31, 1999, Rosedale made payments in respect to the above income tax re-assessments amounting to $207,900 to the Province of Ontario. This amount has been included in prepaid expenses and sundry assets.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)

       19. CONTINGENCIES (cont'd)

           b) Rosedale and Ontario have guaranteed the indebtedness of affiliated companies in the amount of $1,723,493 through general security agreements ranking behind the National Bank of Canada. As at December 31, 1999, the indebtedness of the affiliated companies amounted to $Nil.

           c) Rosedale has disputed invoices from a supplier in the amount of $112,456 for which debit notes have been issued. As at December 31, 1999, these debit notes were not cleared with the supplier.

           d) Rosedale and Ontario have issued guarantees secured by general security agreements for the loans made by Laurentian to the holdcos. (see note 21)


       20. COMMITMENTS

           a) Minimum payments under operating leases for premises amount to approximately $303,000 per annum, exclusive of insurance and other occupancy charges. The leases expire on October 31, 2004. The future minimum lease payments over the next five years are as follows:

                Payable during the following periods:

                Within one year                                                                $       302,548
                Over one year but not exceeding two years                                              302,548
                Over two years but not exceeding three years                                           302,548
                Over three years but not exceeding four years                                          302,548
                Over four years but not exceeding five years                                           252,123
                Thereafter                                                                                  -
                                                                                                     ---------

                                                                                               $     1,462,315
                                                                                                     =========

           b) Minimum payments under operating leases for equipment amount to approximately $26,000 per annum. The future minimum lease payments over the next three years are as follows:

                Payable during the following periods:

                Within one year                                                                $        25,957
                Over one year but not exceeding two years                                                7,605
                Over two years but not exceeding three years                                             1,663
                Thereafter                                                                                  -
                                                                                                     ---------

                                                                                               $        35,225
                                                                                                     =========



ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)

       20. COMMITMENTS (cont'd)

           c) Minimum payments under operating leases for vehicles amount to approximately $33,000 per annum. The future minimum lease payments over the next four years are as follows:

                Payable during the following periods:

                Within one year                                                               $         33,414
                Over one year but not exceeding two years                                               11,583
                Over two years but not exceeding three years                                             7,036
                Over three years but not exceeding four years                                            1,759
                Thereafter                                                                                  -
                                                                                                        ------

                                                                                               $        53,792
                                                                                                        ======


       21. LIFE INSURANCE

           During the year, as a cost saving measure, the company initiated negotiations with The Prudential of America Life Insurance Company (Canada) and the Laurentian Bank of Canada ("Laurentian"), the objective of which was to reduce the insurance coverage on the lives of three shareholders/key officers and the related insurance loans held by the operating companies, Rosedale and Ontario. Previously, the shareholders/key officers' lives were insured to an aggregate value of $22 million.

           The first step was to collapse a policy in the name of a shareholder and use the proceeds to repay the loan from Laurentian.

           Secondly, the policies on the lives of the other two shareholders/key officers were scaled down from $18 million to $7 million and the resulting cash realized from the partial surrender used to pay down the Laurentian loans.

           Thirdly, Rosedale and Ontario transferred the life insurance policies and cash surrender values to the respective holding corporations ("holdcos") of the two shareholders/key officers in consideration for the repayment of the Laurentian loans previously held by Rosedale and Ontario. Simultaneously, through Insurance Transfer Arrangements signed on December 31, 1999, the company apportioned key man life insurance in the aggregate amount of $2 million from the policies transferred to the holdcos. The company's interest in the key man life insurance is subject to the prior claims of the Laurentian and the National Bank of Canada.

           In prior years, because the Laurentian had a legal right of set-off of the cash surrender values of the life insurance policies against the debt owing to it by Rosedale and Ontario, the related assets and liabilities were offset in the financial statements. As at December 31, 1999, the amounts offset and transferred to the holdcos were as follows:

Cash surrender values of life insurance policies   $861,400
Loans ..........................................   $861,400

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 1999 and December 31, 1998
(Amounts expressed in US dollars)

       21.  LIFE INSURANCE (cont'd)

           The amount in excess of the cash surrender values is payable on demand to the holdcos and is included in amounts due to stockholder and directors (note 13).

       22. FOREIGN EXCHANGE CONTRACTS

           As at December 31, 1999, the Company had outstanding foreign exchange contracts to sell U.S. dollars to the National Bank of Canada to hedge against fluctuations in foreign currency. The purpose of the Company's foreign exchange hedging activities is to protect the Company from the risk that the eventual dollar net cash inflows resulting from the sale and purchase of products in foreign currencies will not be adversely affected by changes in exchange rates. It is the Company's policy to use derivative financial instruments to reduce foreign risks. Fluctuations in the value of these hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged. As the contracts are settled, the related gains or losses, if any, will be reported in the statements of financial position and income. There is a potential risk of non-performance by the National Bank of Canada, the financial institution that the Company has the Foreign Forward Exchange Contracts with. However, given the National Bank's prominence and financial condition, the Company believes that this risk is insignificant. The cash requirements arise as the contracts are exercised to the value of $7,350,000 (in varying amounts from January through June 2000). The following table presents the aggregate notional principal amounts, carrying values and fair values of the Company's foreign exchange contracts outstanding at December 31, 1999. Deferred gains and losses on forward exchange contracts are recognized in earnings when the future purchases and sales being hedged are recognized. The Company does not hold or issue financial instruments for trading purposes. The estimated fair values of the derivatives used to hedge the Company's risks will fluctuate over time.

                                   December 31, 1999                                           December 31, 1998
                      -------------------------------------------                  -----------------------------
           Forward          Notional                                     Notional
           Exchange        Principal      Carrying           Fair       Principal       Carrying          Fair
           Contracts         Amounts         Value         Values         Amounts         Values        Values
           ---------- -------------- -------------  -------------  --------------  ------------- -------------

           1999                  -              -              -   $   13,800,000             -     ($982,978)
           2000           $7,350,000            -       ($70,771)              -              -      ($69,683)