Form 10QSB
period 2000-03-31
ROSEDALE DECORATIVE PRODUCTS LTD
filed 2000-05-12
CIK 1051357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2000

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

         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

         As of March 31, 2000, 2,786,714 shares of Common Stock, no par value per share, of Rosedale Decorative Products Ltd. were issued and outstanding.

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                        ROSEDALE DECORATIVE PRODUCTS LTD.
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                                   (Unaudited)

                                TABLE OF CONTENTS

       Interim Consolidated Balance Sheets as of March 31, 2000
           and December 31, 1999                                                                        3 - 4

       Interim Consolidated Statements of Income for the three months ended
        March 31, 2000 and March 31,1999                                                                  5

       Interim Consolidated  Statements of Cash Flows for the three months ended
       March 31, 2000 and March 31, 1999                                                                6 - 7

       Interim Consolidated Statements of Stockholders' Equity for the three months
        ended March 31, 2000 and March 31, 1999                                                           8

       Condensed Notes to Interim Consolidated Financial Statements                                       9


ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of March 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)
(Unaudited)

                                                                                      2000                1999
                                                                                        $                   $

                                                        ASSETS

       CURRENT ASSETS

           Cash                                                                  1,754,444           3,240,720
           Accounts receivable                                                   5,019,305           3,341,592
           Inventory                                                             6,714,489           7,385,373
           Prepaid expenses and sundry assets                                      636,018             626,074
           Income taxes recoverable                                                 31,209              95,827
                                                                                ----------          ----------

                                                                                14,155,465          14,689,586


       LOAN RECEIVABLE FROM AFFILIATED COMPANY                                       -                   2,054

       DEFERRED PRODUCT COSTS                                                      738,358             861,366

       MORTGAGES RECEIVABLE                                                        340,471             341,910

       PROPERTY, PLANT AND EQUIPMENT                                             2,947,413           2,901,705
                                                                                ----------          ----------




                                                                                18,181,707          18,796,621
                                                                                ==========          ==========






          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of March 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)
(Unaudited)

                                                                                      2000                1999
                                                                                        $                   $

                                                      LIABILITIES

       CURRENT LIABILITIES

           Bank indebtedness                                                     4,240,217           4,744,567
           Accounts payable and accrued expenses                                 4,894,400           5,289,746
                                                                                ----------          ----------

                                                                                 9,134,617          10,034,313


       DUE TO STOCKHOLDERS & DIRECTORS                                           1,670,329           1,560,918

       DEFERRED INCOME TAXES                                                       218,987             219,913
                                                                                ----------          ----------

                                                                                11,023,933          11,815,144
                                                                                ----------          ----------

                                                 STOCKHOLDERS' EQUITY

       COMMON STOCK                                                              5,061,956           5,061,956

       ADDITIONAL PAID-IN CAPITAL                                                  142,314             142,314

       ACCCUMULATED OTHER COMPREHENSIVE INCOME                                      38,047              66,849

       RETAINED EARNINGS                                                         1,915,457           1,710,358
                                                                                ----------          ----------

                                                                                 7,157,774           6,981,477
                                                                                ----------          ----------

                                                                                18,181,707          18,796,621
                                                                                ==========          ==========







          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statement of Income
For the period ended March 31
(Amounts expressed in US dollars)
(Unaudited)

                                                                              Three-months        Three-months
                                                                                 March 31,           March 31,
                                                                                      2000                1999

                                                                                        $                   $

       SALES                                                                     5,923,396           5,047,457

       COST OF SALES                                                             3,783,792           2,924,443
                                                                                ----------          ----------

       GROSS PROFIT                                                              2,139,604           2,123,014
                                                                                ----------          ----------

       OPERATING EXPENSES

           General and administrative                                              641,838             596,588
           Selling                                                                 706,031             561,516
           Design studio                                                           168,719             192,749
           Book development costs                                                   41,280             123,252
           Amortization                                                            216,753             187,542
                                                                                ----------          ----------

       TOTAL OPERATING EXPENSES                                                  1,774,621           1,661,647
                                                                                ----------          ----------

       OPERATING INCOME                                                            364,983             461,367

           Interest expense                                                         91,085              27,587
                                                                                ----------          ----------

       INCOME BEFORE INCOME TAXES                                                  273,898             433,780

           Income taxes                                                             68,799             108,012
                                                                                ----------          ----------

       NET INCOME                                                                  205,099             325,768
                                                                                ==========          ==========

       Basic and diluted Net Income Per Share                                         0.07                0.12
                                                                                ==========          ==========

       Weighted average number of common shares
           Outstanding                                                           2,786,714           2,765,000
                                                                                ==========          ==========




          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

                                                                           Three-months ended  Three-months ended
                                                                                  March 31           March 31,
                                                                                      2000                1999
                                                                                        $                   $

       Cash flows from operating activities:

           Net income                                                              205,099             325,768
                                                                                ----------          ----------

           Adjustments to reconcile net income to net cash provided by operating activities:

           Amortization                                                            216,753             187,542
           Decrease in deferred product costs                                      119,046              47,192
           Increase in accounts receivable                                     (1,687,004)         (1,661,604)
           Decrease in inventory                                                   637,997             220,264
           (Increase) in prepaid expenses and sundry assets                       (12,543)              18,292
           Increase (decrease) in accounts payable and accrued expenses          (372,031)              85,239
           Increase in income taxes payable/recoverable                             64,033              10,857
           Increase in deferred income taxes                                             -              61,229
                                                                                ----------          ----------

                Total adjustments                                              (1,033,749)         (1,030,989)
                                                                                ----------          ----------

           Net cash used in operating activities                                 (828,650)           (705,221)
                                                                                ----------          ----------

       Cash flows from investing activities:

           Increase in deferred policy costs                                             -                   1
           Purchases of property, plant and equipment                            (274,509)           (269,720)
           Increase in mortgages receivable                                              -                   -
                                                                                ----------          ----------

           Net cash used in investing activities                                 (274,509)           (269,719)
                                                                                ==========          ==========













          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

                                                                              Three-months ended  Three-months ended
                                                                                 March 31,           March 31,
                                                                                      2000                1999
                                                                                        $                   $

       Cash flows from financing activities:

            (Repayment of) Proceeds from bank indebtedness                        (483,015)            907,271
            (Repayment of) proceeds from loans with affiliated companies            110,056            (8,366)
            Proceeds from long-term debt                                                  -           (78,313)
            Repayment of stockholders' loans                                              -           (22,283)
            Proceeds from (repayment of) directors loans                              7,636                  -
                                                                                ----------          ----------

            Net cash provided by financing activities                             (365,323)            798,309
                                                                                ----------          ----------

       Effect of foreign currency exchange rate changes                            (17,794)             55,676
                                                                                ----------          ----------

       Net (decrease) increase in cash and cash equivalents                     (1,486,276)          (120,955)

       Cash and cash equivalents, January 1                                       3,240,720          3,417,414
                                                                                ----------          ----------

       End of three month period ended March 31                                   1,754,444          3,296,459
                                                                                ==========          ==========

       Income taxes paid                                                             40,785             15,903
                                                                                ==========          ==========

       Interest paid                                                                 93,237             66,662
                                                                                ==========          ==========



          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of changes in Stockholders' Equity (Amounts expressed in US dollars)
(Unaudited)

                                           Common
                                            Stock         Common      Additional                         Other
                                        Number of          Stock         Paid-in       Retained  Comprehensive
                                           Shares         Amount         Capital       Earnings  Income (loss)
                                    -------------  -------------  --------------  -------------  -------------
                                                              $               $              $              $
       Balance as of December 31,
           1998                         2,765,000      5,013,883         142,314     3,238,608        (388,341)

       Issuance of common stock            21,714         48,073              -              -              -


       Foreign currency translation            -              -               -              -         455,190

          Net loss for the year                -              -               -     (1,528,250)             -
                                        ---------      ---------         -------    -----------       ---------

       Balance as of December 31,
           1999                         2,786,714      5,061,956         142,314     1,710,358          66,849


       Issuance of common stock                -              -               -              -              -

       Foreign currency translation            -              -               -              -        (28,802)

       Net income for the three-month
       Period to March 31, 2000                -              -               -         205,099             -
                                        ---------      ---------         -------    -----------       ---------

       Balance as of March 31,
           2000                         2,786,714      5,061,956         142,314      1,915,457         38,047
                                        =========      =========         =======    ===========       =========








          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Condensed Notes to Consolidated Financial Statements
As of March 31,2000
(Amounts expressed in US dollars)
(Unaudited)

1.       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

           The unaudited consolidated financial statements include the accounts of Rosedale Decorative Products Ltd. ("the company") and its wholly owned subsidiaries, Rosedale Wallcoverings and Fabrics Inc. ("Rosedale") and Ontario Paint and Wallpaper Limited ("Ontario"), respectively.

           All material inter-company accounts and transactions have been eliminated.

       2.  CONTINGENCIES

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

                As at March 31, 2000, Rosedale made payments in respect to the above income tax re-assessments amounting to $248,570 to the Province of Ontario. This amount has been included in prepaid expenses and sundry assets.

           b) Rosedale and Ontario have guaranteed the indebtedness of affiliated companies in the amount of $1,716,240 through general security agreements ranking behind the National Bank of Canada. As at March 31, 2000, the indebtedness of the affiliated companies amounted to $Nil.

           c) Rosedale has disputed invoices from a supplier in the amount of approximately $100,000 for which debit notes have been issued. As at March 31, 2000, these debit notes were not cleared with the supplier.

           d) Rosedale and Ontario have issued guarantees secured by general security agreements for certain bank loans to two affiliated companies.

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operation

    Three months ended March 31, 2000 as compared to three months ended March 31, 1999.

     Revenues for the three months ended March 31, 2000 were $5,923,396, a 17.4% increase over prior year revenues of $5,047,457. This increase resulted mainly from an increase of 37% in sales in the U.S. market. This represents a significant turn-around in revenues for the Company. We anticipate that this positive trend will continue throughout the year.

     Gross profits as a percentage of revenue for the three months ended March 31, 2000 was 36.1%, as compared to the same period one-year ago of 42.1%. This decline in gross profit margins can be attributed to a change in the sales mix as well as the weakening of the U.S. dollar. As the majority of our purchases are made in Canadian dollars, a stronger U.S. dollar will have a positive effect on our gross profits. The company has also begun to manufacture product in Canada, which will reduce costs as well as improve gross margins.

     Selling expenses have increased by 25.7% to $706,031 for the three-month period ended March 31, 2000 as compared to $561,516 for the same period last year. In addition, extra sales people have been hired to increase our presence in our local market. The positive results from this expansion will begin to show results in the second quarter. Warehousing expense has increased to accommodate additional fabric sales. Promotion expenses increased as a result of our participation in a Canada-wide wallpaper advertising campaign along with other manufacturers and distributors.

     General and administrative expenses for the Company increased by 7.6%, to $641,838 for the three months period ended March 31, 2000 from $596,588 for the three months ended March 31, 1999. Such expenses decreased as a percentage of revenues from 11.8% to 10.8% during the respective period. Increased legal and insurance expenses accounted for the largest increases with general inflation accounting for the remainder.

     Rosedale develops wallpaper and fabric sample books, which are created for each collection and sold through distributors. The majority of expenditures for the creation of sample books are incurred in the quarter before the introduction of a collection. Some expenditures are incurred as early as six to eight months in advance. Revenues generated from the sales of sample books are netted from the costs incurred in the same period and the net amount is shown on the income statement. Because expenditures are made in the quarter before the launch of a collection, there is not always a matching of revenues and expenses e.g. costs for a January launch would be recorded in the following year. The Company ensures that there are firm orders in place from customers before significant expenditures are incurred to produce the sample books. Therefore, there is little speculative risk in their production. Book development cost for the three-month period ended March 31, 2000 was $41,280 compared to $123,252 for the same period last year. This decrease can be attributed to lowering costs of manufacturing the books. We are constantly looking for ways to reduce costs.

As these sample books are our silent salesperson, it is imperative that we keep our books in the marketplace and on top of the counters.

     Design studio expenses for the Company decreased by 12.4% to $168,719 for the three months ended March 31, 2000 versus $192,749 for the same period last year. Staff reductions and other related savings have been made as we continue to utilize the CAD system more effectively.

     Operating income for the three months ended March 31, 2000 decreased 21% to $364,983 from $ 461,367 for the three months ended March 31, 1999. This relates to the decrease in gross margins and a marginal increase in expenses.

     Interest expense for the Company for the three months ended March 31, 2000 increased to $91,085 from $27,587 for the three months ended March 31, 1999. This increase in interest expense is attributable to higher interest rates and increased borrowings.

     Net income for the three months ended March 31, 2000 was $205,099 as compared to $325,768 for the three months ended March 31, 1999. The reduction in gross margins largely contributed to this decline.

    Basic and fully diluted earnings per share for the three months ended March 31, 2000 were $0.07 compared to $0.12 for the same period last year. Earnings per share were calculated based on 2,786,714 common shares issued as of March 31, 2000 and 2,765,000 shares outstanding as of March 31, 1999.

     The Company anticipates a profitable year in 2000 as opposed to the losses incurred in 1999.

Liquidity and Capital Resources

     The Company had a negative net change in cash of $1,486,276 for the three months ended March 31, 2000. The principal sources of cash were Net Income of $205,099, a decrease in Inventories and Deferred Products Costs and an increase in Income Taxes Payable. These items were off set by cash used to reduce Accounts Payable and an increase in Accounts Receivable at the end of the period.

     Cash flows used in investing activities for the three months ending March 31, 2000 were $274,509. This reflected planned capital addition for cylinders, designs and engravings for new collections It is the Company's intention to continue to utilize a good portion of these funds to develop new product lines of wallpaper and fabric plus continue the development of our floor coverings, ceiling tiles, and area rug product categories.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit 27:        Financial Data Schedule

         (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three month period ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ROSEDALE DECORATIVE PRODUCTS LTD.


Date:    May 12, 2000                                  By: /s/Alan Fine
                                                              Alan Fine

Date:    May 12, 2000                                By:   /s/Norman G. Maxwell
                                                              Norman G. Maxwell