Form 10QSB
period 2000-06-30
ROSEDALE DECORATIVE PRODUCTS LTD
filed 2000-08-14
CIK 1051357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2000

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

         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

         As of June 30, 2000, 2,780,414 shares of Common Stock, no par value per share, of Rosedale Decorative Products Ltd. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements



                        ROSEDALE DECORATIVE PRODUCTS LTD.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                                   (Unaudited)


                                TABLE OF CONTENTS


       Interim Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999           2 - 3

       Interim Consolidated Statements of Income for the three months ended
        June 30, 2000 and June 30,1999                                                         4

       Interim Consolidated Statements of Income for the six months ended
        June 30, 2000 and June 30,1999                                                         5

       Interim Consolidated Statements of Cash Flows for the six months ended
       June 30, 2000 and June 30, 1999                                                          6 - 7

       Interim  Consolidated  Statements  of  Stockholders'  Equity  for the six
        months ended June 30, 2000 and June 30, 1999                                            8

       Condensed Notes to Interim Consolidated Financial Statements                             9


ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of June 30, 2000 and December 31, 1999
(Amounts expressed in US dollars)
(Unaudited)

                                                                                      2000                1999
                                                                                        $                   $

                                     ASSETS
       CURRENT ASSETS

           Cash                                                                  1,682,808           3,240,720
           Accounts receivable                                                   4,846,617           3,341,592
           Inventory                                                             6,870,716           7,385,373
           Prepaid expenses and sundry assets                                      637,405             626,074
           Income taxes recoverable                                                 18,395              95,827
                                                                                ----------          ----------

                                                                                14,055,941          14,689,586


       LOAN RECEIVABLE FROM AFFILIATED COMPANY                                       -                   2,054

       DEFERRED PRODUCT COSTS                                                      629,699             861,366

       MORTGAGES RECEIVABLE                                                        333,297             341,910

       PROPERTY, PLANT AND EQUIPMENT                                             2,947,934           2,901,705
                                                                                ----------          ----------

                                                                                17,966,871          18,796,621
                                                                                ----------          ----------







          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of June 30, 2000 and December 31, 1999
(Amounts expressed in US dollars)
(Unaudited)

                                                                                      2000                1999

                                                                                        $                   $

                                   LIABILITIES
       CURRENT LIABILITIES

           Bank indebtedness                                                     4,032,835           4,744,567
           Accounts payable and accrued expenses                                 4,998,022           5,289,746
                                                                                ----------          ----------

                                                                                 9,030,857          10,034,313


       DUE TO STOCKHOLDERS & DIRECTORS                                             974,679           1,560,918

       DUE TO AFFILIATED COMPANIES                                                 706,741                   -

       DEFERRED INCOME TAXES                                                       214,373             219,913
                                                                                ----------          ----------

                                                                                10,926,650          11,815,144
                                                                                ----------          ----------

                                                 STOCKHOLDERS' EQUITY

       COMMON STOCK                                                              5,061,956           5,061,956

       TREASURY STOCK                                                              (6,238)                   -

       ADDITIONAL PAID-IN CAPITAL                                                  142,314             142,314

       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                              (111,281)             66,849

       RETAINED EARNINGS                                                         1,953,470           1,710,358
                                                                                ----------          ----------

                                                                                 7,040,221           6,981,477
                                                                                ----------          ----------

                                                                                17,966,871          18,796,621
                                                                                ==========          ==========







          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statement of Income
For the period ended June 30
(Amounts expressed in US dollars)
(Unaudited)

                                                                              Three-months        Three-months
                                                                                  June 30,            June 30,
                                                                                      2000                1999

                                                                                        $                   $

       SALES                                                                     5,085,579           4,470,560

       COST OF SALES                                                             3,163,518           3,048,796
                                                                                ----------          ----------

       GROSS PROFIT                                                              1,922,061           1,421,764
                                                                                ----------          ----------

       OPERATING EXPENSES

           General and administrative                                              651,560             582,918
           Selling                                                                 688,610             667,828
           Design studio                                                           186,533             178,985
           Book development costs (Recovery)                                        40,525            (30,803)
           Amortization                                                            212,792             181,592
                                                                                ----------          ----------

       TOTAL OPERATING EXPENSES                                                  1,780,020           1,580,520


       OPERATING INCOME (LOSS)                                                     142,041           (158,756)

           Interest expense                                                         92,385             62,702
                                                                                ----------          ----------

       INCOME (LOSS) BEFORE INCOME TAXES                                            49,656           (221,458)

           Income taxes (Recovery)                                                  11,643            (40,530)
                                                                                ----------          ----------

       NET INCOME (LOSS)                                                            38,013           (180,927)
                                                                                ==========          ==========

       Basic and diluted Net Income (Loss) Per Share                                  0.02              (0.07)
                                                                                ==========          ==========

       Weighted average number of common shares
           Outstanding                                                           2,785,555           2,765,000
                                                                                ==========          ==========

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statement of Income
For the period ended June 30
(Amounts expressed in US dollars)
(Unaudited)

                                                                                Six-months          Six-months
                                                                                  June 30,            June 30,
                                                                                      2000                1999

                                                                                        $                   $

       SALES                                                                    11,008,975           9,518,017

       COST OF SALES                                                             6,947,310           5,973,239
                                                                                ----------          ----------

       GROSS PROFIT                                                              4,061,665           3,544,778
                                                                                ----------          ----------

       OPERATING EXPENSES

           General and administrative                                            1,293,398           1,179,506
           Selling                                                               1,394,641           1,229,344
           Design studio                                                           355,252             371,734
           Book development costs                                                   81,805              92,449
           Amortization                                                            429,545             369,134
                                                                                ----------          ----------

       TOTAL OPERATING EXPENSES                                                  3,554,641           3,242,167
                                                                                ----------          ----------

       OPERATING INCOME                                                            507,024             302,611

           Interest expense                                                        183,470              90,289
                                                                                ----------          ----------

       INCOME BEFORE INCOME TAXES                                                  323,554             212,322

           Income taxes                                                             80,442              67,481
                                                                                ----------          ----------

       NET INCOME                                                                  243,112             144,841
                                                                                ==========          ==========

       Basic and diluted Net Income Per Share                                         0.09                0.05
                                                                                ==========          ==========

       Weighted average number of common shares
           Outstanding                                                           2,785,555           2,765,000
                                                                                ==========          ==========





          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

                                                                              Six-months ended   Six-months ended
                                                                                   June 30            June 30,
                                                                                      2000                1999

                                                                                        $                   $

       Cash flows from operating activities:

           Net income                                                              243,112             144,841
                                                                                ----------          ----------

           Adjustments to reconcile net income to net cash provided by (used in) operating activities:

           Amortization                                                            429,545             369,134
           Decrease in deferred product costs                                      209,966             204,614
           Increase in accounts receivable                                     (1,589,208)           (783,160)
           Decrease in inventory                                                   328,601             687,801
           Increase in prepaid expenses and sundry assets                         (27,104)           (183,483)
           Decrease in accounts payable and accrued expenses                     (158,461)           (226,428)
           Increase in income taxes payable/recoverable                             75,018               2,049
                                                                                ----------          ----------
                Total adjustments                                                (731,643)              70,527
                                                                                ----------          ----------

           Net cash provided by (used in) operating activities                    (488,531)            215,368


       Cash flows from investing activities:

           Increase in deferred policy costs                                             -                   1
           Purchases of property, plant and equipment                             (548,875)           (773,593)
                                                                                ----------          ----------

           Net cash used in investing activities                                 (548,875)           (773,592)
                                                                                ----------          ----------





          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

                                                                              Three-months ended  Three-months ended
                                                                                  June 30,            June 30,
                                                                                      2000                1999

                                                                                        $                   $

       Cash flows from financing activities:

            (Repayment of) Proceeds from bank indebtedness                        (592,205)            127,356
            (Repayment of) proceeds from loans with affiliated companies          (858,374)              (455)
            (Repayment of) proceeds from Affiliated Companies                       706,741           (79,752)
            Repayment of stockholders' loans                                              -           (58,602)
            Purchase of Treasury Stock                                              (6,238)                  -
            Proceeds from directors loans                                           313,461                  -
                                                                                ----------          ----------

            Net cash used in financing activities                                 (436,615)           (11,453)
                                                                                ----------          ----------

       Effect of foreign currency exchange rate changes                            (83,891)            156,854
                                                                                ----------          ----------

       Net decrease in cash and cash equivalents                                (1,557,912)          (412,823)

       Cash and cash equivalents, January 1, 2000                                 3,240,720          3,417,414
                                                                                ----------          ----------

       End of six month period ended June 30, 2000                                1,682,808          3,004,591
                                                                                ==========          ==========

       Income taxes paid                                                                NIL            146,000
                                                                                ==========          ==========

       Interest paid                                                                242,512            160,875
                                                                                ==========          ==========





          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of changes in Stockholders' Equity (Amounts expressed in US dollars)
(Unaudited)

                                           Common
                                            Stock         Common      Additional                         Other
                                        Number of          Stock         Paid-in       Retained  Comprehensive
                                           Shares         Amount         Capital       Earnings  Income (loss)
                                    -------------  -------------  --------------  -------------  -------------
                                                              $               $              $              $

       Balance as of December 31,
           1998                         2,765,000      5,013,883         142,314     3,238,608       (388,341)

       Issuance of common stock            21,714         48,073              -              -              -


       Foreign currency translation            -              -               -              -         455,190

          Net loss for the year                -              -               -     (1,528,250)             -
                                        ---------      ---------        --------    -----------     -----------

       Balance as of December 31,
           1999                         2,786,714      5,061,956         142,314     1,710,358         66,849


       Purchase of Treasury Stock         (6,300)        (6,238)              -              -              -

       Foreign currency translation            -              -               -              -       (178,130)

       Net income for the six-month
       Period to June 30, 2000                 -              -               -        243,112              -
                                        ---------      ---------        --------    -----------     -----------


       Balance as of June 30,
           2000                         2,780,414      5,055,718         142,314     1,953,470       (111,281)
                                        =========      =========        ========    ===========     ===========



          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Condensed Notes to Consolidated Financial Statements
As of June 30,2000
 (Amounts expressed in US dollars)
 (Unaudited)


1.       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Interim financial statements should be read in conjunction with the Company's annual audited consolidated financial statements.

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


                As at June 30, 2000, Rosedale made payments in respect to the above income tax re-assessments amounting to $248,570 to the Province of Ontario. This amount has been included in prepaid expenses and sundry assets.


           b) Rosedale and Ontario have guaranteed the indebtedness of affiliated companies in the amount of $1,716,240 through general security agreements ranking behind the National Bank of Canada. As at June 30, 2000, the indebtedness of the affiliated companies amounted to $Nil.

           c) Rosedale has disputed invoices from a supplier in the amount of approximately $50,000 for which debit notes have been issued. As at June 30, 2000, these debit notes were not cleared with the supplier.

           d) Rosedale and Ontario have issued guarantees secured by general security agreements for certain bank loans to two affiliated companies.

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operation

    Three months ended June 30, 2000 as compared to three months ended June 30, 1999.

     Revenues for the three months ended June 30, 2000 were $5,085,579, a 13.8% increase over prior year revenues of $4,470,560. This increase resulted mainly from an increase in sales in the U.S. market. This represents a significant turn-around in revenues for the Company. We anticipate that this positive trend will continue throughout the year.

     Gross profits as a percentage of revenue for the three months ended June 30, 2000 was 37.8%, as compared to the same period one-year ago of 31.8%. This increase in gross profit margins can be attributed to a change in the sales mix and sales of discontinued inventory at low margins during the same period last year.

     Selling expenses have increased by 3.1% to $688,610 for the three-month period ended June 30, 2000 as compared to $667,828 for the same period last year. Warehousing expense has increased to accommodate additional fabric sales. Promotion expenses increased as a result of our participation in a Canada-wide wallpaper advertising campaign along with other manufacturers and distributors.

     General and administrative expenses for the Company increased by 11.8%, to $651,560 for the three months period ended June 30, 2000 from $582,918 for the three months ended June 30, 1999. Increased legal and insurance expenses accounted for the largest increases with general inflation accounting for the remainder.

     Rosedale develops wallpaper and fabric sample books, which are created for each collection and sold through distributors. The majority of expenditures for the creation of sample books are incurred in the quarter before the introduction of a collection. Some expenditures are incurred as early as six to eight months in advance. Revenues generated from the sales of sample books are netted from the costs incurred in the same period and the net amount is shown on the income statement. Because expenditures are made in the quarter before the launch of a collection, there is not always a matching of revenues and expenses e.g. costs for a January launch would be recorded in the following year. The Company ensures that there are firm orders in place from customers before significant expenditures are incurred to produce the sample books. Therefore, there is little speculative risk in their production. Book development cost for the three-month period ended June 30, 2000 was $40,525 compared to a profit of $30,803 for the same period last year. This increase can be attributed to profits made on collections last year. As these sample books are our silent salesperson, it is imperative that we keep our books in the marketplace and on top of the counters.

     Design studio expenses for the Company increased by 4.2% to $186,533 for the three months ended June 30, 2000 versus $178,985 for the same period last year. Higher costs were incurred to develop new lines for the marketplace.

     Operating income for the three months ended June 30, 2000 increased to $142,041 from a loss of $158,756 for the three months ended June 30, 1999. This relates to the increase in sales and gross margins, offset by a marginal increase in expenses.

     Interest expense for the Company for the three months ended June 30, 2000 increased to $92,385 from $62,702 for the three months ended June 30, 1999. This increase in interest expense is attributable to higher interest rates and increased borrowings.

     Net income for the three months ended June 30, 2000 was $38,013 as compared to a loss of $180,927 for the three months ended June 30, 1999. The improvement in gross margins largely contributed to this increase.

    Basic and fully diluted earnings per share for the three months ended June 30, 2000 were $0.02 compared to a loss of$0.07 for the same period last year.



Six months ended June 30, 2000 as compared to Six months ended June 30, 1999.

     Revenues for the six months ended June 30, 2000 were $11,008,975, a 15.6% increase over prior year revenues of $9,518,017. This increase resulted mainly from an increase in sales in the U.S. market, with this positive trend of increased revenues anticipated to continue throughout the remainder of the year.

     Gross profits as a percentage of revenue for the six months ended June 30, 2000 was 36.9%, as compared to the same period one-year ago of 37.2%. This slight decrease in gross profit margins can be attributed to a change in the sales mix. As the majority of our purchases are made in Canadian dollars, a stronger U.S. dollar will have a positive effect on our gross profits. The company has also begun to manufacture product in Canada, which will reduce costs as well as improve gross margins. Price increases have been implemented on newly introduced collections to offset the price increases received from suppliers.

     Selling expenses have increased by 13.4% to $1,394,641 for the six-month period ended June 30, 2000 as compared to $1,229,344 for the same period last year. Extra sales people have been hired to increase our presence in our local market. The positive results from this expansion will begin to show results as the year progresses. Promotion expenses increased as a result of successful trade shows held in the U.S. and Canada and our participation in a Canada-wide wallpaper advertising campaign along with other manufacturers and distributors.

     General and administrative expenses for the Company increased by 9.7%, to $1,293,398 for the six months period ended June 30, 2000 from $1,179,506 for the six months ended June 30, 1999. Such expenses decreased as a percentage of revenues from 12.4% to 11.8% during the respective period. Increased legal and consulting expenses coupled with additional computer expenses required to develop a P.O.S. system for the retail store generated the majority of this increase.

     Rosedale develops wallpaper and fabric sample books, which are created for each collection and sold through distributors. The majority of expenditures for the creation of sample books are incurred in the quarter before the introduction of a collection. Some expenditures are incurred as early as six to eight months in advance. Revenues generated from the sales of sample books are netted from the costs incurred in the same period and the net amount is shown on the income statement. Because expenditures are made in the quarter before the launch of a collection, there is not always a matching of revenues and expenses e.g. costs for a January launch would be recorded in the following year. The Company ensures that there are firm orders in place from customers before significant expenditures are incurred to produce the sample books. Therefore, there is little speculative risk in their production. Book development cost for the six-month period ended June 30, 2000 was $81,805 compared to $92,449 for the same period last year. This decrease can be attributed to lowering costs of manufacturing the books. We are constantly looking for ways to reduce costs.

     Design studio expenses for the Company decreased by 4.4% to $355,252 for the six months ended June 30, 2000 versus $371,734 for the same period last year. Staff reductions and other related savings have been made as we continue to utilize the CAD system more effectively.

     Operating income for the six months ended June 30, 2000 increased 68% to $507,024 from $ 302,611 for the six months ended June 30, 1999. This relates to our strong growth in revenues as compared to the previous year.

     Interest expense for the Company for the six months ended June 30, 2000 increased to $183,470 from $90,289 for the six months ended June 30, 1999. This increase in interest expense is attributable to higher interest rates and increased borrowings.

     Net income for the six months ended June 30, 2000 was $243,112 as compared to $144,841 for the six months ended June 30, 1999. Increased revenue is the largest contributor to this improvement.

    Basic and fully diluted earnings per share for the six months ended June 30, 2000 were $0.09 compared to $0.05 for the same period last year. Earnings per share were calculated based on the weighted average number of shares outstanding as of June 30, 2000 of 2,785,555 and 2,765,000 shares outstanding as of June 30, 1999.


Liquidity and Capital Resources

     The Company had a negative net change in cash of $1,557,912 for the six months ended June 30, 2000. The principal sources of cash were Net Income of $243,112, a decrease in Inventories and Deferred Products Costs. These items were off set by cash used to reduce Accounts Payable and an increase in Accounts Receivable at the end of the period.

     Cash flows used in investing activities for the six months ending June 30, 2000 were $548,875. This reflected planned capital addition for cylinders, designs and engravings for new collections. It is the Company's intention to continue to utilize a good portion of these funds to develop new product lines of wallpaper and fabric plus continue the development of our floor coverings, ceiling tiles, and area rug product categories.

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         On June 20, 2000, the Company held its Annual Meeting of stockholders. The stockholders re-elected all five members to the Company's Board of Directors for the coming year and ratified the appointment of Schwartz Levitsky Feldman, Chartered Accountants, as the Company's independent certified public accountants for the 200 fiscal year.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit 27:        Financial Data Schedule

         (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three month period ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ROSEDALE DECORATIVE PRODUCTS LTD.


Date:    August 11, 2000                      By:    /s/Alan Fine
                                                        Alan Fine

Date:    August 11, 2000                      By:    /s/Norman G. Maxwell
                                                        Norman G. Maxwell