Form 10QSB
period 2000-09-30
ROSEDALE DECORATIVE PRODUCTS LTD
filed 2000-11-13
CIK 1051357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2000

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

     As of September 30, 2000, 2,765,314 shares of Common Stock, no par value per share, of Rosedale Decorative Products Ltd. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements



                                         ROSEDALE DECORATIVE PRODUCTS LTD.

                                         INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                                    SEPTEMBER 30, 2000

                                                        (Unaudited)


                                                     TABLE OF CONTENTS

       Interim Consolidated Balance Sheets as of September 30, 2000
       and December 31, 1999                                                                            2 - 3

       Interim Consolidated Statements of Income for the three months ended
        September 30, 2000 and September 30,1999                                                        4

       Interim  Consolidated  Statements  of Income  for the nine  months  ended
        September 30, 2000 and September 30,1999                                                        5

       Interim Consolidated Statements of Cash Flows for the nine months ended
       September 30, 2000 and September 30, 1999                                                        6 - 7

       Interim Consolidated Statements of Stockholders' Equity for the nine months
        ended September 30, 2000                                                                        8

       Condensed Notes to Interim Consolidated Financial Statements                                     9


ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of September 30, 2000 and December 31, 1999
(Amounts expressed in US dollars)
(Unaudited)

                                                                                      2000                1999

                                                                                        $                   $

                                                        ASSETS
       CURRENT ASSETS

           Cash                                                                  2,188,595           3,240,720
           Accounts receivable                                                   3,884,654           3,341,592
           Inventory                                                             5,861,373           7,385,373
           Prepaid expenses and sundry assets                                    1,177,930             626,074
           Income taxes recoverable                                                      -              95,827
                                                                                ----------          ----------
                                                                                13,112,552          14,689,586


       LOAN RECEIVABLE FROM AFFILIATED COMPANY                                           -               2,054

       DEFERRED PRODUCT COSTS                                                    1,261,091             861,366

       MORTGAGES RECEIVABLE                                                        328,220             341,910

       PROPERTY, PLANT AND EQUIPMENT                                             3,062,180           2,901,705
                                                                                ----------          ----------
                                                                                17,764,043          18,796,621
                                                                                ==========          ==========



          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of September 30, 2000 and December 31, 1999
(Amounts expressed in US dollars)
(Unaudited)

                                                                                      2000                1999

                                                                                        $                   $

                                                      LIABILITIES
       CURRENT LIABILITIES

           Bank indebtedness                                                     4,137,349           4,744,567
           Accounts payable and accrued expenses                                 4,771,339           5,289,746
           Income Tax Payable                                                       20,325                   -
                                                                                ----------          ----------
                                                                                 8,929,013          10,034,313


       DUE TO STOCKHOLDERS & DIRECTORS                                             952,541           1,560,918

       DUE TO AFFILIATED COMPANIES                                                 695,976                   -

       DEFERRED INCOME TAXES                                                       211,107             219,913
                                                                                ----------          ----------
                                                                                10,788,637          11,815,144
                                                                                ----------          ----------

                                                 STOCKHOLDERS' EQUITY

       COMMON STOCK                                                              5,061,956           5,061,956

       TREASURY STOCK                                                             (21,294)                   -

       ADDITIONAL PAID-IN CAPITAL                                                  142,314             142,314

       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                              (219,946)             66,849

       RETAINED EARNINGS                                                         2,012,376           1,710,358
                                                                                ----------          ----------
                                                                                 6,975,406           6,981,477
                                                                                ----------          ----------
                                                                                17,764,043          18,796,621
                                                                                ==========          ==========







          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statement of Income
For the period ended September 30
(Amounts expressed in US dollars)
(Unaudited)

                                                                              Three-months        Three-months
                                                                             September 30,       September 30,
                                                                                      2000                1999

                                                                                        $                   $

       SALES                                                                     5,475,603           4,784,911

       COST OF SALES                                                             3,228,719           2,863,081
                                                                                ----------          ----------
       GROSS PROFIT                                                              2,246,884           1,921,830
                                                                                ----------          ----------

       OPERATING EXPENSES

           General and administrative                                              696,257             557,931
           Selling                                                                 913,810             589,497
           Design studio                                                           166,537             198,958
           Book development costs                                                   40,903              12,371
           Amortization                                                            214,773             185,649
                                                                                ----------          ----------

       TOTAL OPERATING EXPENSES                                                  2,032,280           1,544,406
                                                                                ----------          ----------

       OPERATING INCOME                                                            214,604             377,424

           Interest expense                                                        140,701              56,835
                                                                                ----------          ----------

       INCOME  BEFORE INCOME TAXES                                                  73,903             320,589

           Income taxes                                                             14,997              91,749
                                                                                ----------          ----------

       NET INCOME                                                                   58,906             228,840
                                                                                ==========          ==========

       Basic and diluted Net Income Per Share                                         0.02                0.08
                                                                                ==========          ==========

       Weighted average number of common shares
           Outstanding                                                           2,772,934           2,765,000
                                                                                ==========          ==========


          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statement of Income
For the period ended September 30
(Amounts expressed in US dollars)
(Unaudited)

                                                                               Nine-months         Nine-months
                                                                             September 30,       September 30,
                                                                                      2000                1999

                                                                                        $                   $

       SALES                                                                    16,484,578          14,302,928

       COST OF SALES                                                            10,176,029           8,836,320
                                                                                ----------          ----------

       GROSS PROFIT                                                              6,308,549           5,466,608
                                                                                ----------          ----------

       OPERATING EXPENSES

           General and administrative                                            1,989,655           1,737,437
           Selling                                                               2,308,451           1,818,841
           Design studio                                                           521,789             570,692
           Book development costs                                                  122,708             104,820
           Amortization                                                            644,318             554,783
                                                                                ----------          ----------

       TOTAL OPERATING EXPENSES                                                  5,586,921           4,786,573
                                                                                ----------          ----------

       OPERATING INCOME                                                            721,628             680,035

           Interest expense                                                        324,171             147,124
                                                                                ----------          ----------

       INCOME BEFORE INCOME TAXES                                                  397,457             532,911

           Income taxes                                                             95,439             159,230
                                                                                ----------          ----------

       NET INCOME                                                                  302,018             373,681
                                                                                ==========          ==========

       Basic and diluted Net Income Per Share                                         0.11                0.14
                                                                                ==========          ==========

       Weighted average number of common shares
           Outstanding                                                           2,781,423           2,765,000
                                                                                ==========          ==========


          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

                                                                                      Nine-months ended
Nine-months ended
                                                                              September 30       September 30,
                                                                                      2000                1999

                                                                                        $                   $

       Cash flows from operating activities:

           Net income                                                              302,018             373,681
                                                                                ----------          ----------

           Adjustments to reconcile net income to net cash provided by (used in) operating activities:

           Amortization                                                            644,318             554,783
           Decrease (Increase) in deferred product costs                          (434,214)             17,229
           Increase in accounts receivable                                        (676,859)         (1,836,967)
           Decrease in inventory                                                 1,228,290             909,056
           Increase in prepaid expenses and sundry assets                         (576,924)           (359,513)
           Increase (Decrease) in accounts payable and accrued expenses           (306,607)             98,997
           Increase in income taxes payable/recoverable                            112,315              12,833
                                                                                ----------          ----------

                Total adjustments                                                  (9,681)           (603,582)
                                                                                ----------          ----------

           Net cash provided by (used in) operating activities                    292,337            (229,901)
                                                                                ----------          ----------

       Cash flows from investing activities:

           Increase in deferred policy costs                                            -                   1
           Purchases of property, plant and equipment                            (920,977)         (1,026,377)
                                                                                ----------          ----------

           Net cash used in investing activities                                 (920,977)         (1,026,376)
                                                                                ----------          ----------














          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

                                                                                Nine-months ended  Nine-months ended
                                                                             September 30,       September 30,
                                                                                      2000                1999

                                                                                        $                   $

       Cash flows from financing activities:

            (Repayment of) Proceeds from bank indebtedness                        (417,246)            921,904
            Repayment of loans with affiliated companies                          (845,301)              (597)
            (Repayment of) proceeds from Affiliated Companies                       695,976           (79,664)
            Repayment of stockholders' loans                                              -          (117,319)
            Purchase of Treasury Stock                                             (21,294)                  -
            Proceeds from directors loans                                           301,394                  -
                                                                                ----------          ----------

            Net cash provided by (used in) financing activities                   (286,471)            724,324
                                                                                ----------          ----------

       Effect of foreign currency exchange rate changes                           (137,014)            147,637
                                                                                ----------          ----------

       Net decrease in cash and cash equivalents                                (1,052,125)          (384,316)

       Cash and cash equivalents, January 1, 2000                                3,240,720           3,417,414
                                                                                ----------          ----------

       End of nine month period ended September 30, 2000                         2,188,595           3,033,098
                                                                                ==========          ==========

       Income taxes paid                                                            51,778             318,210
                                                                                ==========          ==========

       Interest paid                                                               284,121             255,375
                                                                                ==========          ==========
















          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of changes in Stockholders' Equity (Amounts expressed in US dollars)
(Unaudited)

                                           Common
                                            Stock         Common      Additional                         Other
                                        Number of          Stock         Paid-in       Retained  Comprehensive
                                           Shares         Amount         Capital       Earnings  Income (loss)
                                    -------------  -------------  --------------  -------------  -------------
                                                              $               $              $              $
       Balance as of December 31,
           1998                         2,765,000      5,013,883         142,314     3,238,608       (388,341)

       Issuance of common stock            21,714         48,073              -              -              -


       Foreign currency translation            -              -               -              -        455,190

          Net loss for the year                -              -               -     (1,528,250)             -
                                    -------------  -------------  --------------  -------------  -------------

       Balance as of December 31,
           1999                         2,786,714      5,061,956         142,314     1,710,358         66,849


       Purchase of Treasury Stock        (21,400)       (21,294)             -               -              -

       Foreign currency translation            -              -              -               -       (286,795)

       Net income for the nine-month
       Period to September 30, 2000            -              -              -         302,018              -
                                    -------------  -------------  --------------  -------------  -------------


       Balance as of September 30,
           2000                         2,765,314      5,040,662         142,314      2,012,376      (219,946)
                                    =============  =============  ==============  =============  =============















          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Condensed Notes to Consolidated Financial Statements
As of September 30,2000
 (Amounts expressed in US dollars)
 (Unaudited)





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


       2.  CONTINGENCIES

           a) Rosedale has been re-assessed by Revenue Canada and the Province of Ontario for fiscal years ended December 31, 1993 and December 31, 1994 for additional corporate income taxes estimated to be $779,000. The company has objected to these re-assessments and has no obligation to pay the portion relating to Revenue Canada in the amount of $509,000 until the objections have been processed. Since the company considers the re-assessments to be incorrect, no liability has been set up in the accounts. Should all or part of the re-assessments be upheld, the additional income taxes would be taken into account in the year of occurrence.

                The company has retained a firm of tax specialists to represent them in presenting their case to Revenue Canada and currently the Notices of Objections are being considered by the Chief of Appeals.


                As at September 30, 2000, Rosedale made payments in respect to the above income tax re-assessments amounting to $248,570 to the Province of Ontario. This amount has been included in prepaid expenses and sundry assets.


           b) Rosedale has disputed invoices from a supplier in the amount of approximately $50,000 for which debit notes have been issued. As at September 30, 2000, these debit notes were not cleared with the supplier.

           c) Rosedale and Ontario have issued guarantees secured by general security agreements for certain bank loans to two affiliated companies. As at September 30, 2000, the bank loans amounted to $865,000.

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operation

    Three months ended September 30, 2000 as compared to three months ended September 30, 1999.

     Revenues for the three months ended September 30, 2000 were $5,475,603, a 14.4% increase over prior year revenues of $4,784,911. This increase resulted mainly from an increase in sales in the U.S. market. This represents a significant turn-around in revenues for the Company. We anticipate that this positive trend will continue throughout the year.

     Gross profits as a percentage of revenue for the three months ended September 30, 2000 was 41.0%, as compared to the same period one-year ago of 40.2%. This increase in gross profit margins can be attributed to a change in the sales mix and price increases implemented.

     Selling expenses have increased by 55.0% to $913,810 for the three-month period ended September 30, 2000 as compared to $589,497 for the same period last year. Warehousing expense has increased to accommodate additional fabric sales. Promotion expenses increased as a result of our participation in a Canada-wide wallpaper advertising campaign along with other manufacturers and distributors. Bin Expense has increased as we successfully gained exposure in many Sherwin Williams stores in the U.S., and three salesmen have been added to increase our exposure in the market.

     General and administrative expenses for the Company increased by 24.8%, to $696,257 for the three months period ended September 30, 2000 from $557,931 for the three months ended September 30, 1999. Increased legal, consulting and insurance expenses accounted for the largest increases with general inflation accounting for the remainder.

     Rosedale develops wallpaper and fabric sample books, which are created for each collection and sold through distributors. The majority of expenditures for the creation of sample books are incurred in the quarter before the introduction of a collection. Some expenditures are incurred as early as six to eight months in advance. Revenues generated from the sales of sample books are netted from the costs incurred in the same period and the net amount is shown on the income statement. Because expenditures are made in the quarter before the launch of a collection, there is not always a matching of revenues and expenses e.g. costs for a January launch would be recorded in the following year. The Company ensures that there are firm orders in place from customers before significant expenditures are incurred to produce the sample books. Therefore, there is little speculative risk in their production. Book development cost for the three-month period ended September 30, 2000 was $40,903 compared to $12,371 for the same period last year. This increase can be attributed to additional collections being launched.

     Design studio expenses for the Company decreased by 16.3% to $166,537 for the three months ended September 30, 2000 versus $198,958 for the same period last year. Cost savings were achieved by staff reduction and better use of the CAD system.

     Operating income for the three months ended September 30, 2000 were $214,604 compared to $377,424 for the three months ended September 30, 1999. This relates to the increase in expenses, offset by a increase in sales and margins.

     Interest expense for the Company for the three months ended September 30, 2000 increased to $140,701 from $56,835 for the three months ended September 30, 1999. This increase in interest expense is attributable to higher interest rates and increased borrowings.

     Net income for the three months ended September 30, 2000 was $58,906 as compared to $228,840 for the three months ended September 30, 1999. This shortfall is largely contributed by an increase in expenses incurred to grow the business.

    Basic and fully diluted earnings per share for the three months ended September 30, 2000 were $0.02 compared to $0.08 for the same period last year.



Nine months ended September 30, 2000 as compared to Nine months ended September 30, 1999.

     Revenues for the nine months ended September 30, 2000 were $16,484,578, a 15.3% increase over prior year revenues of $14,302,928. This increase resulted mainly from an increase in sales in the U.S. market and the growth of retail sales, with this positive trend of increased revenues anticipated to continue throughout the remainder of the year.

     Gross profits as a percentage of revenue for the nine months ended September 30, 2000 was 38.3%, as compared to the same period one-year ago of 38.2%. This slight increase in gross profit margins can be attributed to a change in the sales mix. As the majority of our purchases are made in Canadian dollars, a stronger U.S. dollar will have a positive effect on our gross profits. The company has also begun to manufacture product in Canada, which will reduce costs as well as improve gross margins. Price increases have been implemented on newly introduced collections to offset the price increases received from suppliers.

     Selling expenses have increased by 26.9% to $2,308,451 for the nine-month period ended September 30, 2000 as compared to $1,818,841 for the same period last year. Extra sales people have been hired to increase our presence in our local market. The positive results from this expansion will begin to show results as the year progresses. Promotion expenses increased as a result of successful trade shows held in the U.S. and Canada and our participation in a Canada-wide wallpaper advertising campaign along with other manufacturers and distributors. We were also successful in obtaining a portion of the Sherwin Williams stock business, which has created an expense for bins not incurred previously.

     General and administrative expenses for the Company increased by 14.5%, to $1,989,655 for the nine months period ended September 30, 2000 from $1,737,437 for the nine months ended September 30, 1999. Such expenses remained constant as a percentage of revenues 12.1% during the respective period. Increased legal and consulting expenses coupled with additional computer expenses required to develop a P.O.S. system for the retail store generated the majority of this increase.

     Rosedale develops wallpaper and fabric sample books, which are created for each collection and sold through distributors. The majority of expenditures for the creation of sample books are incurred in the quarter before the introduction of a collection. Some expenditures are incurred as early as six to eight months in advance. Revenues generated from the sales of sample books are netted from the costs incurred in the same period and the net amount is shown on the income statement. Because expenditures are made in the quarter before the launch of a collection, there is not always a matching of revenues and expenses e.g. costs for a January launch would be recorded in the following year. The Company ensures that there are firm orders in place from customers before significant expenditures are incurred to produce the sample books. Therefore, there is little speculative risk in their production. Book development cost for the nine-month period ended September 30, 2000 was $122,708 compared to $104,820 for the same period last year.

     Design studio expenses for the Company decreased by 8.6% to $521,789 for the nine months ended September 30, 2000 versus $570,692 for the same period last year. Staff reductions and other related savings have been made as we continue to utilize the CAD system more effectively.

     Operating income for the nine months ended September 30, 2000 increased 6.1% to $721,628 from $ 680,035 for the nine months ended September 30, 1999. This relates to our strong growth in revenues as compared to the previous year.

     Interest expense for the Company for the nine months ended September 30, 2000 increased to $324,171 from $147,124 for the nine months ended September 30, 1999. This increase in interest expense is attributable to higher interest rates and increased borrowings.

     Net income for the nine months ended September 30, 2000 was $302,018 as compared to $373,681 for the nine months ended September 30, 1999. Increased expenses is the main contributor to this shortfall.

    Basic and fully diluted earnings per share for the nine months ended September 30, 2000 were $0.11 compared to $0.14 for the same period last year. Earnings per share were calculated based on the weighted average number of shares outstanding as of September 30, 2000 of 2,781,423 and 2,765,000 shares outstanding as of September 30, 1999.


Liquidity and Capital Resources

     The Company had a negative net change in cash of $1,052,125 for the nine months ended September 30, 2000. The principal sources of cash were Net Income of $302,018 and a decrease in Inventories. These items were off set by cash used to reduce Accounts Payable and increase Accounts Receivable, Deferred Product Costs and Prepaid Expenses at the end of the period.

     Cash flows used in investing activities for the nine months ending September 30, 2000 were $920,977. This reflected planned capital addition for cylinders, designs and engravings for new collections. It is the Company's intention to continue to utilize a good portion of these funds to develop new product lines of wallpaper and fabric plus continue the development of our floor coverings, ceiling tiles, and area rug product categories.

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


         None

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit 27:        Financial Data Schedule

         (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three month period ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ROSEDALE DECORATIVE PRODUCTS LTD.


Date:    November 10, 2000                    By:    /s/Alan Fine
                                                        Alan Fine

Date:    November 10, 2000                    By:    /s/Norman G. Maxwell
                                                        Norman G. Maxwell