Form 10KSB
period 2000-12-31
ROSEDALE DECORATIVE PRODUCTS LTD
filed 2001-04-02
CIK 1051357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2000

                        Commission File Number 333-44747

                        ROSEDALE DECORATIVE PRODUCTS LTD
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

                      Ontario, Canada                                          N/A
         --------------------------------------------                  ---------------------------
                (State or other jurisdiction of                           (I.R.S. Employer
                 incorporation or organization)                           Identification No.)

                               731 Millway Avenue
                        Concord, Ontario, Canada L4K 3S8
 --------------------------------------- --------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (905) 669-8909
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                    Redeemable Common Stock Purchase Warrants
                    -----------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenues for the year ended December 31, 2000, were $21,216,386

As of March 23, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The NASDAQ Stock Market last sale price of $0.9380 on March 23, 2001) was $1,185,927.

As of March 23, 2001, there were 2,764,314 shares of the registrant's common stock outstanding.


Documents Incorporated By Reference:

         Reference is made in Part III of this Report to the Registrant's Form SB-2 Registration statement, as filed on January 22, 1998, which is hereby incorporated by reference.

         Reference is made in Part III of this Report to Amendment Number 1 to the Registrant's Form SB-2 Registration Statement, as filed on April 23, 1998, which is hereby incorporated by reference.

         Reference is made in Part III of this Report to Amendment Number 2 to the Registrant's Form SB-2 Registration Statement, as filed on May 28, 1998, which is hereby incorporated by reference.

         Reference is made in Part III of this Report to Amendment Number 3 to the Registrant's Form SB-2 Registration Statement, as filed on June 11, 1998, which is hereby incorporated by reference.


PART I.

Item 1.  HISTORY OF THE COMPANY

         Rosedale Decorative Products, Ltd. (the "Company") commenced operations as a single retail store, Ontario Paint & Wallpaper Limited, in 1913 and has operated as a family owned business since its inception. In its early years, the Company focused on the sale of paint to homeowners and major contractors. The retail store is still in operation in its original location and has become a well-known landmark. In the early 1970's, Ontario Paint & Wallpaper Limited ("Ontario") diversified into wallpaper distribution. In 1981, the Company's subsidiary Rosedale Wallcoverings and Fabrics, Inc. ("Rosedale") commenced operations under the name Desart Wallcoverings Inc. In 1988, Desart Wallcoverings Inc. changed its name to Rosedale Wallcoverings Inc. and in 1995 its name was changed to Rosedale Wallcoverings & Fabrics Inc. Over the years, the Company has become one of the largest independent wholesale wallpaper distributors in Canada. In the early 1990's, the Company continued to diversify by designing wallcovering collections for distribution in Canada, the United States, Europe, South America and Asia.

         On May 14, 1998, the Company was formed by the shareholders of Rosedale
and  Ontario  for  the  purpose  of  consolidating   the  business  of  the  two
subsidiaries.

General

         The Company, through its two wholly owned subsidiaries, Ontario and Rosedale, designs, markets and distributes residential wallcoverings and designer fabrics. The Company also operates one retail paint and wallpaper store located in downtown Toronto, Canada, which has been in continuous operation since 1913. The Company's products include wallpaper and wallpaper borders (which are collectively referred to as wallcoverings), designer fabrics, area rugs and paint.

         The Company designs and distributes its owned branded wallcovering and designer fabric collections, as well as distributing other manufacturers' wallcoverings on a wholesale basis. Wallcoverings and fabrics sold under Company brand names are manufactured for the Company on an outsource basis by third party manufacturers. Design and distribution of Company brand wallcoverings is accomplished primarily through its Rosedale subsidiary and, to a lesser extent, through its Ontario subsidiary. Wholesale distribution of other manufacturers' wallcoverings is accomplished through the Company's Ontario subsidiary.

         The Company's Rosedale subsidiary has received a number of industry recognized awards. Since 1994, the Rosedale subsidiary has received the "Estate Award for Excellence in Wallcovering Design" on four separate occasions. This award is presented by a leading trade publication in recognition of wallcovering collections that exhibit outstanding design characteristics. In addition, Rosedale has received the "Hot Line Elite" award on numerous occasions, which is presented by another leading trade publication to the wallcovering producer whose collections have been cited by independent retail stores throughout the United States as top sellers. Its largest distributor, The Blonder Company, has also twice named Rosedale "Supplier of the Year" (most recently in 1998) despite the fact that its collections represent only approximately 5% of the total wallcovering collections offered by The Blonder Company in each year.

         Sales of Company's name brand wallcoverings account for approximately 67% of the Company's total revenues and wholesale distribution of wallcoverings under non-company brand names accounts for approximately 16% of the Company's total revenues. Sales of designer fabrics account for approximately 10% of the Company's revenues and the Company's retail paint and wallpaper store generates approximately 7% of the Company's annual revenues.

         In 2000, the Company distributed approximately 25 Company brand wallcovering and fabric collections to approximately 10,000 to 20,000 retail wallpaper and paint stores worldwide. In addition, in 2000, the Company's Ontario subsidiary distributed approximately 60 non-Company brand wallcovering collections to approximately 1,500-2,000 home decorating stores in Canada.

         The Company believes that its product mix of wallcoverings, designer fabrics and paints, along with its newer floor covering and ceiling tile offerings presents significant cross marketing opportunities. Rosedale has recently introduced wallcovering and fabric sample books that include coordinated carpets and area rugs - a first in the industry.

Company Brands

         The Company designs and distributes approximately nine different lines of wallcoverings and fabrics sold under the Company's own brand names each year. A selection of wallcovering and fabric collections are sold under each of the Company's brand names. Each wallcovering collection sold by the Company consists of a variety of coordinated wallpapers, borders and fabrics. Collections take approximately twelve months to develop and are generally available in the marketplace for a minimum of two years after launch. The Company's Rosedale subsidiary designs and distributes five wallcovering collections and two fabric programs per year, sold under five brand names. The Ontario subsidiary designs and distributes three wallcovering collections per year, sold under three brand names. These products are distributed to approximately 10,000 to 20,000 retail stores and interior designers worldwide.

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

         Company brand name wallcoverings and fabrics include; Rosedale, Cambridge Studios, Hamilton House, Kingsway Fabrics, Concord, Bridle Path and Ridley Nash. The Company's brand name wallcoverings and fabrics are targeted for middle and upper-middle income consumers, as well as the high-end interior designer market where the Company's wallcoverings compete based upon quality and design. The Company does not design wallcovering and fabric collections for the lower end of the market where competition is based primarily upon price.

         The Company's Rosedale and Cambridge Studios brands were established in 1987 and 1993, respectively, and are designed and marketed by the Company's Rosedale subsidiary. The Concord and Ridley Nash lines of wallcoverings were established in 1992 and 1995, respectively and are designed by the design staff of the Company's Ontario subsidiary. Ontario launched Bridle Path Designs in 2000 using an outside designer. Each year, the Company produces approximately eight different lines of wallcoverings under its Rosedale, Cambridge Studios, Concord, Bridle Path and Ridley Nash brands. Wallcovering collections sold under all four brand names are targeted to middle to and upper middle-income consumers.

         The Concord and Ridley Nash brands were established by the Company's Ontario subsidiary to provide the subsidiary with its own brand name of wallpaper products for introduction into the United States market. Both brands are created in London, England by the Company's design staff. The Company designs and distributes one wallcovering collection per year under each brand name. Both lines of wallcoverings are targeted for middle to upper income consumers.

     The Company's various brands enable the Company to take advantage of the changing nature of the North American wholesale distribution business, including the growth of large national distributors and a trend towards consolidation among smaller regional distributors. Our broad product mix also covers all major price categories with the market except the low margin, mass merchant business segment.


Decorative Fabrics and Floor Coverings

     As part of the Company's growth strategy, its Rosedale subsidiary has recently expanded its product lines to include coordinated products, namely decorative fabrics, soft window treatments and floor coverings. The Company's decorative fabric products are sold under the Kingsway Fabrics brand name and are intended to be utilized by consumers for draperies, upholstery and bed coverings. Rosedale has expanded its operations into the coordinated fabric market to take advantage of a perceived trend towards coordinated selling in the home decorating industry. These changes affect the way that products are introduced into the market as well as the nature of consumer buying habits.

     Designer fabrics represent approximately 10% of Rosedale's annual revenues. Rosedale designs and markets two fabric collections per year, which are coordinated with its wallcovering collections. Recently, Rosedale has added coordinated area rugs and runners to complement its wallcovering and fabric offerings.

     The Company believes that offering a combination of wallcoverings, decorative fabrics and floor coverings, provides significant opportunities for cross merchandising of the Company's products. This, in turn, opens other markets for the Company's product lines. For example, by offering coordinated lines of wallcoverings, fabrics, and floor coverings, consumers looking to purchase wallcoverings will be exposed to the Company's designer fabric and floor covering lines. The Company believes that it is now able to offer consumers complete home decorating packages that are saleable to a wider variety of retail stores and consumers.


Third Party Manufacturing

     Wallcovering manufacturers in the United Kingdom, Canada and the United States manufacture company brand wallcoverings for the Company. The Company's Rosedale and Cambridge Studios lines of wallcoverings are manufactured in the United Kingdom by Imperial Home Decor Group ("Borden") and Zen Wallcoverings Ltd. ("Zen"), and in Canada by Blue Mountain Wallcoverings Ltd. Most of the production for Rosedale and Cambridge Studios wallcoverings has been diverted to back to the U.K., in light of the closing of a large mill in Canada in December.

     Designer fabric collections, designed by the Company and sold under the Kingsway Fabrics brand name, are manufactured in the United States by two manufacturers, Santee Print Works Ltd. ("Santee") and New London Textiles, Inc. ("New London").

         The Company generally enters into contracts with its manufacturers to produce designs to the Company's specifications on a "make and ship" basis, so that the manufacturers hold no inventory of the Company's products. The Company's products are manufactured on a pattern by pattern basis. The terms and conditions of production are outlined by the Company in written instructions provided to the manufacturers for each new design that the Company produces. The Company maintains the exclusive copyrights to each of its designs and the manufacturers do not have rights to sell the Company's designs unless permitted by the Company.


Wholesale Distribution of Wallcoverings Manufactured by Third Parties

         The Company, through its Ontario subsidiary, is a wholesale distributor of wallcoverings designed and produced by manufacturers located in the United Kingdom and Canada. The Company markets wallcovering collections produced by third party manufactures under each manufacturer's brand names. The Company has distribution agreements with John Wilman Limited ("John Wilman") and Vymura International PLC ("Vymura"), located in the United Kingdom, and with Norwall Group Inc. ("Norwall"), located in Canada. The Company's distribution agreements with John Wilman, Vymura and Norwall provide the Company with the exclusive Canadian distribution rights for each manufacturers' wallcovering lines. The Company believes that its position as one of the few remaining distributors not owned by a manufacturing facility makes it an attractive distributor to manufacturers that do not want to distribute their products through competing manufacturers.


New Products

         The Company has expanded the products offered by its Ontario subsidiary to include a line of retro art decorative ceiling tiles for commercial and residential customers. The decorative ceiling tiles are designed to fit into standard suspension ceiling frameworks and are embossed with designs that emulate ceilings found in many turn of the century buildings. This provides commercial and residential customers with the ability to add Victorian style ceilings to their decor. The Company believes that its decorative ceiling tiles will be attractive to commercial users, such as restaurants looking to recreate the look of the late 1800's. The decorative ceiling tiles were launched in Canada in the fourth quarter of 1999 and will be introduced into the U.S. market in early 2001.


Retail Operation

         The Company's retail operation, Ontario Paint & Wallpaper, has been in continuous operation since 1913 and the store has become a well-known landmark in metropolitan Toronto. The retail store sells Benjamin Moore and Para paints and related sundry products, including wallcoverings to customers ranging from individual homeowners to large industrial accounts. The store offers a full line of wallcoverings, including all brands distributed by the Company. The majority of Ontario Paint & Wallpaper's paint sales are made to local movie studios for set designs and to commercial customers for apartment and office buildings. Sales to commercial customers have been growing steadily over the past two years. The retail store is the largest single source distributor of Benjamin Moore Paints in Canada.

         The retail store offers special services to attract and maintain commercial customers. The store maintains detailed records of paint purchases by commercial customers. Commercial customers that have purchased paint in the past can order additional paint simply by telephoning the store and indicating which area of their building requires paint. The store manager then retrieves the stored information about the building, selects the correct paint colors for the commercial customer and delivers the paint to the customer. In addition, the Company has a portable paint scanner, which provides retail store employees with the ability to visit a building and scan the building's paints and return to the store where the scanned information is transferred to a paint mixer, which then mixes matching paint colors.

         In the fourth quarter of 2000, decorative hardware and gift accessories were added to the product lines carried by the retail store. Management believes that the initial response to these products has been promising.


Marketing and Distribution (Company Brands)

         The Company distributes its brand name wallcoverings and fabrics in the United States and Canada through regional and national distributors. The Company appoints a single distributor to a particular geographical area, so that distributors' territories generally do not overlap. The Company does not maintain formal distribution agreements with its distributors, which is customary in the industry. It is common practice in the industry that neither the distributor nor the manufacturer is obligated to maintain a relationship other than on a collection by collection basis. It is the Company's policy that each of its distributors is obligated to purchase every collection the Company markets or forfeit its right to be a Company distributor.

         In addition the Company sells directly to selected large national and regional retail chains and specialty stores that specialize in the sale of wallcoverings and designer fabrics.

         The Company markets and promotes its products through the distribution and sale of sample books. The Company prepares a sample book for each of its Company brand collections of wallcoverings and fabrics designs. The majority of the sample books prepared by the Company contain partial sheets of wallpaper, coordinated borders and fabrics. Recently, the Company has added coordinated floor coverings to its sample books. In addition, sample books contain photographs of model room settings demonstrating how the Company's wallcoverings, coordinated designer fabrics and floor coverings look in simulated home environments. By offering coordinated wallcoverings and fabric collections in its sample books, the Company is able to present its entire product line to a wider variety of end users. The Company also produces sample books, which contain only designer fabric samples, which it distributes to fabric wholesalers.

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

         It takes between 10 to 12 months from the time that the Company approves designs for a collection to the shipping of sample books for that collection. Recently, the Company's Rosedale subsidiary began producing preview copies of its sample books using its in house computer aided design ("CAD") system. This system allows Rosedale to preview its collections to distributors and to make changes to its collections based upon feedback from distributors before the final printing of sample books. This has resulted in a significant cost saving to the Company. Rosedale believes that this innovation will also allow it to more specifically tailor its collections and sample books to consumer trends in the markets on a more timely basis.


Canadian Distribution

         The Company sells approximately 23% of its wallcoverings and fabrics in Canada through its Ontario subsidiary. The balance of its sales is through regional distributors and national chains such as Color Your World and Sears Canada. Regional distributors include Crown Wallcoverings, the largest distributor to the Canadian interior design market and Images Wallcoverings. Images Wallcoverings Ltd. is a distributor located on the west coast of Canada.


United States Distribution

         Approximately 67% of the Company's wallcovering sales are made in the United States. The Company distributes its wallcoverings in the United States through sales to national and regional distributors as well as sales to large retail wallpaper chains. Regional distributors of the Company's products in the United States include Walltrends, Hunter & Co., Key Wallcoverings, G&W Distributors, Fashion Wallcoverings, Olney Wallcoverings, Eisenhart Wallcoverings and Aztec. National distributors include The Blonder Company, which distributes the Company's Cambridge Studios and Ridley Nash brands, Seabrook Wallcoverings, which distributes the Company's Hamilton House brand and Imperial Home Decor Group, which distributes another line of Wallcoverings under their own label.

         The Company also sells directly to retail chains in the United States, which include Wallpapers to Go, Sherwin Williams, Gardener Wallcoverings, Horners and Tretiaks.

         In 1993, Rosedale embarked on the development of a separate distribution network of wholesalers throughout North America to distribute its decorative fabrics. The Company designer fabrics are sold by approximately ten independent salespersons, who also sell products produced by other fabric companies. The other fabrics sold by these salespersons generally do not compete directly with the Company's designer fabrics in either look or price points. The salespersons are compensated on a commission only basis. The Company does not have contracts with any of these salespersons.


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

         The Company competes primarily within the residential wallcovering segment of the home decorative industry, which is a sector of the building supplies industry, that caters to the do-it-yourself market. Currently the wallcovering segment is fragmented, comprised of many small and medium sized companies with no single large company dominating the market. Management believes that several of the companies within this segment may consider consolidation and may be acquisition targets for the Company in the future, although there can be no assurances that the Company will be able to identify such acquisition target or consummate an acquisition on terms that are acceptable to the Company.

         Industry trends suggest a market shift toward distributors with higher distribution volumes. The Company believes that it has developed strong relationships with independent regional distributors. The Company also believes it is well positioned to take advantage of growth in mass merchandising through relationships with its national distributors and large retail chains. In addition, the Company hopes to penetrate alternative fabric markets such as apparel and soft goods industries.


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


Employees

         As of December 31, 2000, the Company employed 73 (70 on a full time basis) persons, which includes 7 senior executives, 24 sales staff persons (21 full time, 3 part time), 7 design studio, 21 support staff persons and 14 warehouse workers. The Company has no unionized employees and believes that its relationship with its employees is satisfactory.

Item 2.  PROPERTIES AND FACILITIES

         The Company leases facilities in Concord, Ontario for each of its subsidiaries. The Company leases an approximately 78,000 square foot facility for its Ontario subsidiary. The lease was amended July 13, 1995, and expires on October 31, 2004, with an annual base rent of Cdn. $260,027. The building houses Ontario's executive offices, warehouse and showroom. The Company leases a 47,000 square foot facility for its Rosedale subsidiary. The lease for the Rosedale facility runs through October 31, 2004, and has a base annual rent of Cdn.$176,640. The Rosedale subsidiary houses the subsidiary's design facilities, executive offices, warehouse and showroom. Rosedale leases space in High Point, North Carolina that runs through March 1, 2003, with an annual base rent of US $19,363. This facility houses a showroom for the fabric division.

         The Company also leases space for its retail paint store, located in downtown Toronto, from two companies owned by Alan Fine, Chief Executive Officer of the Company, and Sid Ackerman, the Company's President. Each lease calls for rental payments in the amount of Cdn. $24,000 per annum, plus property taxes, payable in equal monthly installments of Cdn. $2,000. The lease is for a one-year term, automatically renewable from year to year unless terminated in writing by either the landlord or the tenant on 30 days written notice. The Company leases space for its retail paint store from a company owned by Sid Ackerman. This lease calls for payments of Cdn. $36,000 per annum with the same terms as the other leases.



Item 3.  LEGAL PROCEEDINGS

         The Company is involved in legal proceedings with Canada Customs and Revenue Agency ("CCRA"). The CCRA proceeding involves the Company's challenge to a CCRA decision to disallow a business loss deduction taken by Rosedale for losses it incurred when attempting to create a startup company in California. Rosedale started the California company in 1992 to make window blinds as an adjunct to its wallcovering and fabric business. The California company's growth did not meet the Company's expectations and subsequently was sold in 1994. Rosedale claimed losses incurred during the operation of the California business as a business loss deduction on its 1994 tax return. CCRA allowed the deduction as a capital loss only. Rosedale has filed a formal notice of objection to CCRA's classification of the deduction. In the event that CCRA's decision is upheld, Rosedale would be required to pay the taxes plus interest to satisfy its tax obligation. The Company believes that it has a meritorious defense and is working to try to settle the matter. The Company is not aware of any other material legal proceedings pending or threatened against the Company.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                                    PART II.


Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

          (a) The high and low bid price of the Company's common stock for each quarter since its initial public offering which commenced on June 18, 1998, through the close of its fiscal year on December 31, 2000 are as follows:


         Date                     High              Low
         ------------------- ---------------- -----------------
         6/30/98                 $7.625            $7.000

         9/30/98                 $9.375            $6.875

         12/31/98                $7.750            $4.562

         3/31/99                 $4.750            $1.750

         6/30/99                 $2.593            $1.000

         9/30/99                 $1.625            $1.000

         12/31/99                $4.000            $1.000

         3/31/00                 $2.1250           $0.63

         6/30/00                 $1.188            $0.031

         9/30/00                 $1.063            $0.563

         12/31/00                $1.063            $0.25

         ------------------- ---------------- -----------------
         The Company has not paid dividends to date.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

         The statements contained in this report that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. All forward- looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

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


Management's Plans for 2001

         The Company will continue to take appropriate steps to continue its improved performance in 2001. Selling prices on collections launched in 2001 will continue to be increased to show a positive impact on margins. A cutting charge for single rolls, which was instituted in 2000, will continue to generate revenue and save man-hours. The export market seems to be on the rebound, with new customers in England, France, Italy, Australia, New Zealand and Mexico, plus the resurgence in the eastern block, which should fair well for us in 2001. The retail operation is anticipated to have a substantial double digit growth again in 2001. The Rosedale division plans to continue to grow its Kingsway Fabrics Division with penetration into the contract fabrics market. This market includes hotels, cruise ships and pleasure craft.

          The Ontario division has just hired Malcolm Cooper and Shannon Jackman, internationally known designers, to develop lines for the world market. Ontario intends to launch five additional collections in 2001, which could result in an additional $1.7 - 2 million in sales. Coupled with the continued success of the decorative ceiling panels program, 2001 will again have the potential of being a very profitable year for the Company.

         Expenses are being watched closely, with certain areas being cut. The Company anticipates continued savings in cost of sample book production.

         It is management's intention to continue to rationalize the efficiency of the Company's operations and attain increased profitability in 2001.


Results of Operations

         Fiscal year ended December 31, 2000 compared to the fiscal year December 31, 1999

         Revenues for the fiscal year ended December 31, 2000 were $21,216,386, a 25.5% increase over prior year revenues of $16,908,400. This increase was due to a healthy increase in sales in the U.S. and Canada, with a small decrease in sales in the export market. The retail operation in Toronto increased sales by over 60% in 2000. The Kingsway Fabrics division's sales have increased over 50% in the year 2000.

         Gross Profit for the Company for the fiscal year ended December 31, 2000 was 38.4% of sales, an increase as compared to the same period one-year ago, which was 33.9%. This increase in gross profit margin can be attributed to the mix of sales changing year over year, especially with lower export sales. The foreign exchange forward contracts that the Company entered into affected margins by over 1%, preventing us from reaching 1998 levels.

         Selling expenses for the Company increased by 21.6% to $3,036,650 for the fiscal year ended December 31, 2000 as compared to $2,496,841 for the fiscal year ended December 31, 1999. This increase is attributable to additional sales personnel being hired for the retail operation. Additional warehouse personnel were required to handle the additional business obtained in 2000. A bin expense was incurred when Rosedale Wallcoverings entered into a three-year agreement with Sherwin Williams to supply stock to their stores. In return, Rosedale was required to buy the bin space, with the expense being allocated over eighteen months.

         General and administrative expenses for the Company decreased by 3%, to $2,667,969 for the fiscal year ended December 31, 2000 from $2,749,064 for the fiscal year ended December 31, 1999.The retail location rented additional retail space to accommodate the additional sales. Kingsway Fabrics opened a showroom in High Point, North Carolina in April 2000 to better display their wares to the textile industry. These increases were more than offset by a reduction in bad debt expense recorded in 1999.

         Rosedale develops wallpaper and fabric sample books, which are created for each collection and sold through distributors. The majority of expenditures for the creation of sample books are incurred in the quarter before the introduction of a collection. Some expenditures are incurred as early as six to eight months in advance. Revenues generated from the sales of sample books are netted from the costs incurred in the same period and the net amount is shown on the income statement. Because expenditures are made in the quarter before the launch of a collection, there is not always a matching of revenues and expenses e.g. costs for a January launch would be recorded in the following year. The Company ensures that there are firm orders in place from customers before significant expenditures are incurred to produce the sample books. Therefore, there is little speculative risk in their production. Book development showed revenue for the fiscal year ended December 31, 2000 of $16,558 compared to $2,593 for the same period last year.

         Design studio expenses for the Company decreased by 14.6% to for the fiscal year ended December 31, 2000, to $675,799 versus $791,741 for the fiscal year ended December 31, 1999. This decrease is attributable to a further reduction in wages and computer costs.

         The operating profit for the fiscal year ended December 31, 2000 was $830,480 compared to an operating loss of $(1,121,541) for the fiscal year ended December 31, 1999. This significant turnaround in profitability is attributable mainly to increased sales volumes and higher margins.

         Interest expense and bank charges for the Company for the fiscal year ended December 31, 2000 increased $160,080 to $426,070 from $265,990 for the year ended December 31, 1999. This increase in interest expense is attributable to increased interest rates and lower interest income on short-term investments.

         These funds were used to pay down accounts payable and increase line launches which resulted in increased revenues in 2000.

         The net income for the fiscal year ended December 31, 2000 was $292,488, as compared to a net loss of $(1,528,250) for the fiscal year ended December 31, 1999.

         The earnings per share for the fiscal year ended December 31, 2000 were $0.11 compared to a loss per share of $(0.55) for the fiscal year ended December 31, 1999. Earnings per share were calculated for both periods based on the weighted average number of shares issued in each year. The weighted average number of shares for 2000 was 2,777,181 and 2,769,997 for 1999.


Liquidity and Capital Resources

         The Company had a negative net change in cash of $716,326 for the fiscal year ended December 31, 2000. This was attributable to paying down of bank debt and accounts payable, and capital additions. In addition, the company was able to effectively manage its inventory resulting in a decrease of $739,648.

         Cash  flows used in  investing  activities  for the  fiscal  year ended
December 31, 2000 were $1,344,932. This reflected capital addition for cylinders, designs and engravings for new collections. It is the Company's intention to utilize a good portion of the funds to develop new product lines of wallpaper plus continue the development of floor coverings and ceiling tiles.



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



Item 8. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III.


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

         The following table sets forth certain information concerning the Directors and Executive Officers of the Company:

         Name                               Age              Position

         Alan Fine                           55      Chief Executive Officer and
                                                     Chairman of the Board

         Sidney Ackerman                     55      President and Director

         Norman G. Maxwell                   53      Chief Financial Officer and
                                                     Director

         Ken Page                            38      Director

         Gregory Sichenzia                   38      Director


     Set forth below is a biographical description of each director and executive officer of the Company based on information supplied by each of them.

     Alan Fine has served as the Chief Executive Officer and Chairman of the Board of Directors of the Company since its inception in May 1998. In 1982, Mr. Fine founded Rosedale Wallcoverings & Fabrics Inc. and has served as the President of Rosedale Wallcovering & Fabrics, Inc. since 1987. Mr. Fine has also served as the Secretary for Ontario Paint & Wallpaper Ltd. since 1978. From 1972 to 1977 Mr. Fine was the Manager of Wallpaper Distribution for Ontario Paint & Wallpaper Ltd.

     Sidney Ackerman has served as the President of the Company since its inception in May 1998. In 1971, Mr. Ackerman was responsible for the development of Ontario Wallcoverings, which became the wallpaper distribution arm of Ontario Paint & Wallpaper Ltd. In June 1978, Mr. Ackerman was elected Director and Treasurer of Ontario Paint & Wallpaper Ltd. Since 1994, Mr. Ackerman has served as the President of Ontario Paint & Wallpaper Ltd.

     Norman G. Maxwell has been Chief Financial Officer and Operations Manager of the Company since its inception in May 1998 and has served as a director of the Company since May 1998. Prior thereto, since 1992, Mr. Maxwell has served as the Vice President of Finance with Ontario. From 1989 to 1992, Mr. Maxwell served as the Controller of Ontario. Mr. Maxwell has been in the wallcovering industry for over 20 years and has been a Certified Management Accountant since 1977.

     Ken Page has been a Director of the Company since June 1999. Since 1992 Mr. Page has been a partner of the law firm of Page Hill in Toronto, Ontario, Canada. Mr. Page graduated from the University of Western Ontario with an LLB in 1986 and was admitted to the bar in Ontario 1988.

     Gregory Sichenzia has been a Director of the Company since August 1999. Mr. Sichenzia is a partner of the law firm of Sichenzia, Ross & Friedman LLP in New York, New York and has been since May 1999. Prior to that he was a partner of Singer Zamansky LLP in New York, New York, since November 1996. Prior to that, and since August 1994, he had been an associate attorney at Schneck Waeltman Hashmall & Mischel LLP in New York City.


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

     The Company intends to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report an information statement (the "Information Statement"), pursuant to Regulation 14C pertaining to the Annual Meeting of Stockholders to be held in May 2001. Information regarding directors and executive officers of the Company will appear under the caption "Election of Directors" in the Information Statement and is incorporated herein by reference.


Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2000, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2000, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

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

                           Summary Compensation Table


                                                                                  Long-Term Compensation

                                                                               Awards                  Payouts

                                                                                        Securities             All
                                                                            Restricted  Underlying             Other
                                                       Other                Stock        Options/    LTIP      Compen-sation
                                                    Compen-sation           Award(s)       SARs      Payouts       ($)
Name              Position   Year (1)     Salary                   Bonus       ($)       (#)(1)(2)     ($)

Alan Fine(1)      Chief        2000     $ 207,043     $ 5,518       ----        ----         ----       ----      ----
                  Executive    1999     $ 161,529     $ 9,541       ----        ----       25,000       ----      ----
                  Officer      1998     $ 160,000     $ 7,602       ----        ----         ----       ----      ----

Sidney            President    2000     $ 207,043     $ 8,463       ----        ----         ----       ----      ----
Ackerman(1)                    1999     $ 161,529     $18,245       ----        ----       25,000       ----      ----
                               1998     $ 160,000     $ 8,995       ----        ----         ----       ----      ----
- ----------------- ---------- ---------- ----------- ------------ ---------- ----------- ------------ --------- ----------

(1) Reflects total compensation received from both the Company's Ontario and Rosedale subsidiaries. As the Company is located in Canada, the executives have been paid salaries of $307,500 Canadian dollar in 2000, ($205,000 U.S. based on an effective exchange rate of $1.50).

(2) Options under the 1998 Plan were granted on August 19, 1999 at the most recent closing price of the Company's shares as traded on NASDAQ, specifically, $1.00 per share on August 18, 1999.


                       STOCK OPTIONS GRANTS AND EXERCISES

           Stock options granted to the named executive officers in 1999 were reduced in 2000 to 25,000 from 125,750 during the fiscal year.

           The following table shows the value at December 31, 2000 of unexercised options held by the named executive officers:

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values

                                                                       Number of securities         Value of unexercised
                                                                      underlying unexercised       in-the-money options at
                                                                        options at fiscal            fiscal year-end ($)
                                                                           year-end (#)

           Name               Shares acquired on   Value Realized
                                 exercise (#)            ($)        Exercisable/unexercisable     Exercisable/unexercisable

Alan Fine, Chief Executive            0                   0                  25,000/0                       $0/0
Officer

Sidney Ackerman, President            0                   0                  25,000/0                       $0/0
- ---------------------------- --------------------- ---------------- --------------------------- ------------------------------


Employment Agreements

         On the effective date of the Company's Registration Statement, Alan Fine and Sidney Ackerman both entered into five year employment agreements with the Company. Alan Fine is retained as Chief Executive Officer of the Company at an annual salary of $205,000. Sidney Ackerman is retained as President of the Company at an annual salary of $205,000. The compensation committee presented to the board an annual salary increase to $205,000 for both executive officers retroactive to January 1, 2000. The board unanimously approved the increase.

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

         The 1998 Plan is for a period for ten years. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the Company. Options granted under the 1998 Plan may be exercisable for up to ten years, may require vesting, and shall be at an exercise price all as determined by the board. Options will be non-transferable except to an option holder's personal holding company or registered retirement savings plan and will be exercisable only by the participant during his or her lifetime.

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

         On December 31, 2000, the compensation committee reduced the stock options granted to the two executive officers from 125,750 to 25,000 each.

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

                                                                Shares of Common
                                                               Stock Beneficially   Approximate Percentage
                                                                     Owned              of Common Stock
Name                                                                                      Outstanding
Sidney Ackerman(2)                                              516,726                 18.5%
Alan Fine (3)                                                   548,781                 19.7%
Rosalyn Fine (4)                                                201,219                  7.2%
The Ackerman Family Trust (5)                                   233,274                  8.4%
Rosedale Decorative Products Limited                             22,400                  0.8%
All Executive Officers and Directors
as a Group (two persons)                                      1,065,507                 38.2%

- ---------------------
     (1) Unless otherwise indicated, the address is c/o Rosedale Decorative Products Ltd., 731 Millway Avenue, Concord, Ontario, Canada L4K 3S8.

     (2) Does not include 233,274 shares of Common Stock held by the Ackerman Family Trust. Includes 228,574 shares of Common Stock owned by 1369597 Ontario Inc., which is owned by Sidney Ackerman and the Ackerman Family Trust.

     (3) Includes 404,706.5 shares of Common Stock owned by 1369598 Ontario Inc. of which Alan Fine and Rosalyn Fine are shareholders.

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

         The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the rules and regulations promulgated under the Securities Exchange Act of 1934. Beneficially owned securities may include securities owned by and for, among others, the spouse and/or minor children of an individual and any other relative who has the same home as such individual. Beneficially owned securities may also include other securities as to which the individual has or shares voting or investment power or which such person has the right to acquire within 60 days pursuant to the conversion of convertible equity, exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities.

         The foregoing table is based upon 2,764,314 shares of common stock outstanding as of December 31, 2000, assuming no other changes in the beneficial ownership of the securities, except the tax-free reorganization of share capital held by the principal stockholders. The total number of shares beneficially owned by the principal stockholders, 1,500,000 shares, did not change.


Voting Agreement

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



Item 12.   CERTAIN TRANSACTIONS

         In 1995, Alan Fine, Chief Executive Officer of the Company and Sidney Ackerman, President of the Company each loaned funds to the Company's Ontario and Rosedale subsidiaries. As at December 31, 2000, the outstanding amounts of loans made by Alan Fine to Ontario and Rosedale were $180,143 and $430,572, respectively, and the outstanding amount of the loans made by Sidney Ackerman to Ontario and Rosedale were $4,345 and $322,654, respectively. These loans are secured by a general security agreement on the personal property of Rosedale and Ontario and bear interest at a rate equal to the prime rate of interest charged by the National Bank of Canada plus 1.5% per annum and are payable on demand.

     Alan Fine, Chief Executive Officer of the Company, and Sidney Ackerman, President of the Company, own all of the issued and outstanding capital stock of 966578 Ontario Inc., 1216748 Ontario Inc. and 976168 Ontario Inc. Sid Ackerman owns all of the issued and outstanding capital stock of 1369597 Ontario Inc. The Company leases space for its retail store, located in downtown Toronto, from 966578 Ontario Inc., 1216748 Ontario Inc. and 1369597 Ontario Inc. The leases call for rental payments in the amount of $16,159 per annum, plus general property taxes, payable in equal monthly installments of $1,346 for the properties leased from 966578 Ontario Inc. and 1216748 Ontario Inc. The lease for 1369597 Ontario Inc. calls for rental payments in the amount of $24,239 per annum plus general property taxes, payable in equal monthly installments of $2,020. The leases are for a one-year term, automatically renewable from year to year unless terminated in writing by either the landlord or the tenant on 30 days written notice.

     The Company has second mortgages from two related companies, 1216748 Ontario Inc. and 1217576 Ontario Inc., both of which are 50% owned by Sidney Ackerman, President and Alan Fine, Chief Executive Officer. The principal amount of the loans from 1216748 Ontario Inc. and 1217576 Ontario Inc. are $172,572 and $156,524, respectively. The mortgages are secured by land and buildings and bear interest at 9% per annum and are payable on demand.

     The Company has available credit facilities up to a maximum of $6,549,000, which bear interest at rates varying between the bank's prime rate plus 0.25% and prime plus 1.25%. The credit facilities are secured by general assignments of book debts, pledge of inventory under Section 427 of the Bank Act of Canada, general security agreements providing a first floating charge over all assets, guarantees and postponement of claims to a maximum of $1,667,000 from the Company and its subsidiaries, guarantees from affiliated companies up to $567,000, assignment of life insurance of $2,001,000 on the lives of two key officers and assignment of fire insurance.

     Information regarding Certain Transaction will appear under the caption "Certain Transaction" in the Information Statement and is incorporated herein by reference.

Item 13.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

 3.1           Articles of Incorporation of the Registrant(1)
 3.2           By-laws of Registrant(1)
 4.1           Form of Underwriters' Warrant(3)
 4.2           Form of Warrant Agreement(1)
 4.3           Specimen Common Stock Certificate(3)
 4.4           Specimen Redeemable Common Stock Purchase
               Warrant Certificate(4)
10.2           1998 Stock Option Plan(3)
10.4           Form of Employment Agreement with Sidney Ackerman(3)
10.5           Form of Employment Agreement with Alan Fine(3)
21             List of Subsidiaries of Registrant*
27             Financial Data Schedule**
- ----------------

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

                                          Date: March 29, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name                                Position                                    Date

/s/ ALAN FINE                       Chairman, Chief Executive Officer           March 29, 2001
Alan Fine

/s/ SIDNEY ACKERMAN                 President Director                          March 29, 2001
Sidney Ackerman

/s/ NORMAN G. MAXWELL               Director, Chief Financial Officer,          March 29, 2001
Norman G. Maxwell                   Principal Accounting Officer

/s/ GREGORY SICHENZIA               Director                                    March 29, 2001
Gregory Sichenzia

                        ROSEDALE DECORATIVE PRODUCTS LTD.

                        CONSOLIDATED FINANCIAL STATEMENTS

                  AS OF DECEMBER 31, 2000 AND DECEMBER 31, 1999

                  TOGETHER WITH REPORT OF INDEPENDENT AUDITORS

                        ROSEDALE DECORATIVE PRODUCTS LTD.

                        CONSOLIDATED FINANCIAL STATEMENTS

                  AS OF DECEMBER 31, 2000 AND DECEMBER 31, 1999

                  TOGETHER WITH REPORT OF INDEPENDENT AUDITORS


                                TABLE OF CONTENTS


       Report of Independent Auditors                                                                        1

       Consolidated Balance Sheets as of December 31, 2000 and December 31, 1999                             2 - 3

       Consolidated Statements of Operations for the years ended December 31, 2000,
           December 31, 1999 and December 31, 1998                                                           4

       Consolidated Statements of Cash Flows for the years ended December 31, 2000,
           December 31, 1999 and December 31, 1998                                                           5 - 6

       Consolidated Statements of Changes in Stockholders' Equity for the years
           ended December 31, 2000, December 31, 1999 and December 31, 1998                                  7

       Notes to Consolidated Financial Statements                                                            8 - 25



                         REPORT OF INDEPENDENT AUDITORS


       To the Board of Directors and Stockholders of Rosedale Decorative Products Ltd.

       We have audited the accompanying consolidated balance sheets of Rosedale Decorative Products Ltd. (incorporated in Canada) as of December 31, 2000 and 1999 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the management of Rosedale Decorative Products Ltd. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rosedale Decorative Products Ltd. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles in the United States of America.

       Since the accompanying financial statements have not been prepared and audited in accordance with generally accepted accounting principles and standards in Canada, they may not satisfy the reporting requirements of Canadian statutes and regulations.



       Toronto, Ontario
       March 26, 2001                                      Chartered Accountants

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Balance Sheets
As of December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)

                                                         2000         1999
                                                           $           $

                                     ASSETS
       CURRENT ASSETS

    Cash ..........................................    2,246,076    3,240,720
    Accounts receivable (notes 3 and 10) ..........    3,796,829    3,341,592
    Inventory (notes 4 and 10) ....................    6,375,981    7,385,373
    Prepaid expenses and sundry assets [note 19(a)]    1,271,120      626,074
    Income taxes recoverable ......................       34,742       95,827
                                                      ----------   ----------

                                                      13,724,748   14,689,586

LOAN RECEIVABLE FROM AFFILIATED COMPANY (note 5) ..       27,022        2,054

DEFERRED PRODUCT COSTS [note 1(a) and 6] ..........      589,786      861,366

DEFERRED POLICY COSTS (note 7) ....................         --           --

MORTGAGES RECEIVABLE (note 8) .....................      329,096      341,910

PROPERTY, PLANT AND EQUIPMENT (note 9) ............    3,126,084    2,901,705
                                                      ----------   ----------
                                                      17,796,736   18,796,621
                                                      ----------   ----------





     The accompanying notes are an integral part of these consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Balance Sheets
As of December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)

                                                                         2000           1999
                                                                           $             $

                                                         LIABILITIES
       CURRENT LIABILITIES

    Bank indebtedness (note 10) .................................     3,910,746      4,744,567
    Accounts payable and accrued expenses (note 11) .............     4,964,235      5,289,746
                                                                     ----------     ----------


                                                                      8,874,981     10,034,313

LONG TERM DEBT ..................................................       697,833           --

DUE TO STOCKHOLDERS AND DIRECTORS (note 13) .....................       937,716      1,560,918

DEFERRED INCOME TAXES ...........................................       298,633        219,913
                                                                     ----------     ----------

                                                                     10,809,163     11,815,144
                                                                     ----------     ----------

                                             STOCKHOLDERS' EQUITY

COMMON STOCK (note 14) ..........................................     5,039,802      5,061,956

ADDITIONAL PAID-IN CAPITAL (note 14) ............................       142,314        142,314


  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) .................      (197,389)        66,849


RETAINED EARNINGS ...............................................     2,002,846      1,710,358
                                                                     ----------     ----------

                                                                      6,987,573      6,981,477
                                                                     ----------     ----------

                                                                     17,796,736     18,796,621
                                                                     ----------     ----------



     The accompanying notes are an integral part of these consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Statements of Operations
For the years ended December 31
(Amounts expressed in US dollars)

                                                                   2000               1999               1998

                                                                     $                  $                  $

       SALES                                                 21,216,386         16,908,400         18,970,792
       COST OF SALES                                         13,066,808         11,179,513         11,420,943
                                                             ----------         ----------         ----------

       GROSS PROFIT                                           8,149,578          5,728,887          7,549,849
                                                             ----------         ----------         ----------

       OPERATING EXPENSES

           General and administrative                         2,667,969          2,749,065          2,114,943
           Selling                                            3,036,650          2,496,841          2,135,594
           Design studio                                        675,799            791,741            766,235
           Book development costs (recovery)                   (16,558)            (2,593)            279,454
           Amortization                                         955,238            815,374            598,586
                                                             ----------         ----------         ----------

       TOTAL OPERATING EXPENSES                               7,319,098          6,850,428          5,894,812
                                                             ----------         ----------         ----------

       OPERATING INCOME (LOSS)                                  830,480        (1,121,541)          1,655,037

           Interest expense                                     426,070            265,990            292,341


       INCOME (LOSS) BEFORE INCOME TAXES                        404,410        (1,387,531)          1,362,696

           Income taxes (note 15)                               111,922            140,719            312,143
                                                             ----------         ----------         ----------


       NET INCOME (LOSS)                                        292,488        (1,528,250)          1,050,553
                                                             ==========         ==========         ==========

       Net earnings (loss) per common share, basic and
           diluted (note 14)                                       0.11             (0.55)               0.49
                                                             ==========         ==========         ==========

       Weighted average number of common shares
           outstanding                                        2,786,714          2,769,997          2,160,753
                                                             ==========         ==========         ==========


     The accompanying notes are an integral part of these consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Statements of Cash Flows
For the years ended December 31
(Amounts expressed in US dollars)

                                                         2000         1999                    1998
                                                           $            $                       $

       Cash flows from operating activities:

    Net income (loss) .............................      292,488    (1,528,250)             1,050,553
                                                      ----------    -----------           -----------

    Adjustments to reconcile net income
      to net cash (used in) provided by
      operating activities:

    Amortization ..................................      955,238       815,374                598,586
      (Increase) decrease in deferred product costs      241,600        41,687               (260,562)
      (Increase) decrease in accounts receivable ..     (586,066)      568,201                693,551
      (Increase) decrease in inventory ............      739,648       286,443               (570,438)

    Increase in prepaid expenses and sundry assets      (674,947)     (310,170)              (124,276)
    Increase (decrease) in accounts payable and
        accrued expenses ..........................     (128,480)      410,952             (1,758,420)
    (Increase) decrease in income taxes recoverable       58,047       (53,110)
    Increase (decrease) in deferred income taxes ..       87,800        51,824                (21,615)
                                                      ----------    -----------           -----------

    Total adjustments .............................      692,840     1,811,201             (1,648,727)
                                                      ----------    -----------           -----------

    Net cash provided by (used in) operating
        activities ................................      985,328       282,951               (598,174)
                                                      ----------    -----------           -----------

Cash flows from investing activities:

    (Increase) decrease in deferred policy costs ..         --         277,090               (100,759)
    Purchases of property, plant and equipment ....   (1,291,578)   (1,404,578)              (968,113)
    Decrease in mortgages receivable ..............         --            --                   55,421
                                                      ----------    -----------           -----------

    Net cash used in investing activities .........   (1,291,578)   (1,127,488)            (1,013,451)
                                                      ----------    -----------           -----------




     The accompanying notes are an integral part of these consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Statements of Cash Flows
For the years ended December 31
(Amounts expressed in US dollars)

                                                                      2000           1999         1998

                                                                        $              $            $

       Cash flows from financing activities:

     Issuance of common stock ..................................         --          48,073     5,156,195
     Repurchase of treasury stock ..............................      (22,154)         --
     Proceeds from (repayment of) bank indebtedness ............     (662,315)    1,175,468      (388,743)
     Proceeds from (repayment of) loans from stockholders287,574      419,756        33,429
     Issuance of loans to affiliated companies .................      213,958          --            --
     (Repayment of) proceeds from long-term debt ...............     (392,403)   (1,060,898)       21,426
     Proceeds from (repayment of) directors loans ..............         --        (116,038)     (269,222)
                                                                    ----------   -----------    ----------

     Net cash provided by financing activities .................     (575,340)      466,361     4,553,085
                                                                    ----------   -----------    ----------

Effect of foreign currency exchange rate changes ...............     (113,054)      201,482        33,299
                                                                    ----------   -----------    ----------

Net  increase (decrease) in cash and cash equivalents ..........     (994,644)     (176,694)    2,974,759

Cash and cash equivalents, beginning of year ...................    3,240,720     3,417,414       442,655
                                                                    ----------   -----------    ----------

Cash and cash equivalents, end of year .........................    2,246,076     3,240,720     3,417,414
                                                                    ==========   ===========    ==========

Income taxes paid ..............................................       47,899       316,810       238,575
                                                                    ==========   ===========    ==========

Interest paid ..................................................      468,354       531,980       330,384
                                                                    ==========   ===========    ==========




     The accompanying notes are an integral part of these consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31
(Amounts expressed in US dollars)

                                           Common
                                            Stock         Common      Additional                         Other
                                        Number of          Stock         Paid-in       Retained  Comprehensive
                                           Shares         Amount         Capital       Earnings  Income (loss)
                                    -------------  -------------  --------------  -------------  -------------
                                                              $               $              $              $
       Balance as of December 31,
           1997                         1,500,000              2              -       2,188,055      (226,990)

       Issuance of common stock         1,265,000      5,013,881              -              -              -

       Purchase warrants (1,265,000)           -              -          142,314             -              -

       Foreign currency translation            -              -               -              -       (161,351)

          Net income for the year              -              -               -       1,050,553             -
                                    -------------  -------------  --------------  -------------  -------------

       Balance as of December 31,
           1998                         2,765,000      5,013,883         142,314      3,238,608      (388,341)

       Issuance of common stock
           [note 14 (b) (iv) (v)]          21,714         48,073              -              -              -

       Foreign currency translation            -              -               -              -         455,190

         Net loss for the year                 -              -               -     (1,528,250)             -
                                    -------------  -------------  --------------  -------------  -------------

       Balance as of  December 31,
           1999                         2,786,714      5,061,956         142,314      1,710,358         66,849

       Purchase of Treasury Stock              -         (22,154)             -              -              -

       Foreign currency translation            -              -               -              -        (264,238)

         Net income for the year               -              -               -         292,488             -
                                    -------------  -------------  --------------  -------------  -------------
       Balance as of December 31
         2000                           2,786,714      5,039,802         142,314      2,002,846      (197,389)
                                    =============  =============  ==============  =============  =============




     The accompanying notes are an integral part of these consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)


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

                On June 15,  1999,  the  company  acquired  all the  issued  and outstanding common shares of 521305 and 1010037 from their shareholders in exchange for 1,500,000 shares of the company. Since these companies were under common control by a related group, this transaction has been recorded using the pooling of interest method whereby the assets, liabilities and operations have been consolidated as if the company had owned the wholly-owned subsidiaries since incorporation. The company was incorporated on May 14, 1998 by its shareholders for the purpose of consolidating their 100% ownership interests in anticipation of an initial public offering.

                On January 1, 2000, 521305 and 1010037 were amalgamated with Rosedale and Ontario. The amalgamation will be accounted for as a pooling of interest.

                All material inter-company accounts and transactions have been eliminated.

           b)   Principal Activities

                The company, which was incorporated in Canada on May 14, 1998 is principally engaged in the designing, manufacturing and marketing of wallpapers and decorative fabrics in Canada, U.S. and Europe through its operating subsidiaries Ontario Paint and Wallpaper Limited and Rosedale Wallcoverings and Fabrics Inc. These subsidiaries were incorporated in Canada on December 31, 1971 and April 7, 1981 respectively.

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

                  The deferral of a portion of book development and design costs commencing in 1998 represented a change in accounting principle from a full write-off to a deferral over three years over a period of up to five years.

                (ii) Book Subsidy

                   Sales of completed sample books to retailers are sold at a discount. This discount is deferred and amortized over a period of up to four years on a straight-line basis.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)




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

           i)   Income taxes

                The company account for income tax under the provisions of FAS No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)


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

           k)   Earnings or Loss Per Share

                The  company  adopted FAS No.128,  "Earnings  per Share"  during fiscal 1999 which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

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

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)




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

           p)   Concentrations of Credit Risks

                The company's receivable are unsecured and are generally due in 30 days. Currently, the company's customers are primarily local, national and international users of wallpapers and decorative fabrics. The company's receivables do not represent significant concentrations of credit risk as at December 31, 2000, due to the wide variety of customers, markets and geographic areas to which the company's products are sold.

           q)   Recently Issued Accounting Standard

               In June 1999, FAS No. 133 was issued with respect to Accounting for Derivative Instruments and Hedging activities. The requirements of FAS No. 133 was extended to fiscal years beginning January 1, 2001 by FAS No. 137. The company anticipates that adoption of FAS No. 137 will initially affect comprehensive income with respect to the foreign exchange contracts referred to in note 22.


       2.  COMPREHENSIVE INCOME (LOSS)

           The company has adopted FAS No. 130 "Reporting Comprehensive Income" as of December 1, 1999 which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:

                                                                   2000               1999               1998

                                                                     $                  $                  $

           NET INCOME (LOSS)                                    292,488        (1,528,250)          1,050,553

           OTHER COMPREHENSIVE INCOME (LOSS)

                Foreign currency translation                   (264,238)          455,190            (161,351)
                                                               ---------       -----------          ----------

           COMPREHENSIVE INCOME (LOSS)                           28,250        (1,073,060)            889,202
                                                               =========       ===========          ==========

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)




       2.  COMPREHENSIVE INCOME (LOSS) (cont'd)

           The foreign currency translation adjustments are not currently adjusted for income taxes as the company is located in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars, which are done only for the convenience of the reader as disclosed in note 1(j).


       3.  ACCOUNTS RECEIVABLE

                                                                                         2000             1999

                                                                                           $                $

           Accounts receivable                                                      4,159,765        3,778,086
           Less:  Allowance for doubtful accounts                                     362,936          436,494
                                                                                    ---------        ---------

           Accounts receivable, net                                                 3,796,829        3,341,592
                                                                                    =========        =========

           Included in the 1999 and 2000 allowance for doubtful accounts is a provision of $198,518 for a receivable from a major customer who has filed for a Chapter 11 reorganization under the Bankruptcy Reform Act.


       4.  INVENTORY

                                                                                         2000             1999

                                                                                           $                $
           Inventory comprised the following:

                Raw materials                                                         556,565         353,694
                Finished goods                                                      5,819,416       7,031,679
                                                                                    ---------       ---------

                                                                                    6,375,981       7,385,373
                                                                                    =========       =========

       5.  LOAN RECEIVABLE FROM AFFILIATED COMPANY

           The loan receivable from affiliated company, which is related through common ownership, bears interest at prime plus 1.5%, has no specific repayment terms and is not expected to be repaid prior to January 1, 2002.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)




       6.  DEFERRED PRODUCT COSTS
                                                                                         2000            1999

                                                                                           $               $

           Book development costs                                                   1,278,994       1,793,139
                                                                                    ---------       ---------

           Cost                                                                     1,278,994       1,793,139
                                                                                    ---------       ---------

           Less:  Accumulated amortization

                  Book development costs                                              689,208         931,773
                                                                                    ---------       ---------


                                                                                      689,208         931,773
                                                                                    ---------       ---------

           Net Deferred Product Costs                                                 589,786         861,366
                                                                                    =========       =========


       7.  DEFERRED POLICY COSTS

           Deferred policy costs represented the prepaid portion of charges on the life insurance policies referred to in note 21.


       8.  MORTGAGES RECEIVABLE

           Second mortgages from companies related through common ownership are secured by land and buildings, bear interest at 9% and are payable on demand. No repayments are expected prior to January 1, 2002.


                                                                                         2000            1999

                                                                                           $               $

           1216748 Ontario Inc.                                                       172,572         179,291
           1217576 Ontario Inc.                                                       156,524         162,619
                                                                                    ---------       ---------

                                                                                      329,096         341,910
                                                                                    =========       =========


ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)




       9.  PROPERTY, PLANT AND EQUIPMENT
                                                                                         2000            1999

                                                                                           $               $

           Leasehold improvements                                                     167,130          35,303
           Automobile                                                                  27,854          19,879
           Equipment and furniture                                                    297,603         302,796
           Furniture and fixtures                                                     252,502         255,879
           Computer equipment                                                         594,750         535,155
           Cylinders and related design costs                                       4,745,800       5,180,649
                                                                                    ---------       ---------

           Cost                                                                     6,085,639       6,329,661
                                                                                    ---------       ---------

           Less:  Accumulated amortization

                  Leasehold improvements                                               34,801          16,779
                  Automobile                                                           19,273          18,145
                  Equipment and furniture                                             238,522         233,263
                  Furniture and fixtures                                              211,539         209,137
                  Computer equipment                                                  394,363         346,385
                  Cylinders and related design costs                                2,061,057       2,604,247
                                                                                    ---------       ---------

                                                                                    2,959,555       3,427,956
                                                                                    ---------       ---------

           Net                                                                      3,126,084       2,160,433
                                                                                    =========       =========

       10. BANK INDEBTEDNESS

           The company has available credit facilities up to a maximum of $6,775,000 ($10,160,000 Canadian), which bear interest at rates varying between the bank's prime rate plus 0.25% and prime plus 1.25%. The indebtedness is secured by general assignments of book debts, pledge of inventory under Section 427 of the Bank Act of Canada, general security agreements providing a first floating charge over all assets, guarantees and postponement of claims to a maximum of $1,667,000 from the company, guarantees from affiliated companies up to $567,000, assignment of life insurance of $2,001,000 on the lives of two key officers/ shareholders and assignment of fire insurance.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)




       11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                                         2000             1999

                                                                                           $                $
           Accounts payable and accrued expenses is comprised of the following:

                Trade payables                                                      4,840,934        4,230,024
                Accrued expenses                                                      448,812          351,010
                                                                                    ---------        ---------

                                                                                    5,289,746        4,581,034
                                                                                    =========        =========

       12. LONG-TERM DEBT
                                                                                         2000             1999

                                                                                           $                $


                 Loan Payable Laurentian Bank                                         697,833               -
                                                                                    ---------        ---------



                Long-term portion                                                     697,833               -
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

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)



       14. COMMON STOCK

           a)   Authorized

                An unlimited number of common and preference shares

                The preference shares are issuable in series upon approval by the directors with the appropriate designation, rights, privileges and conditions attaching to each share of such series.

                Issued

                                                                                         2000             1999

                                                                                           $                $

                2,786,714   Common shares (1999 - 2,765,000)                        5,061,956        5,013,883
                1,265,000   Warrants                                                  142,314          142,314
                                                                                    ---------        ---------

                                                                                    5,204,270        5,156,197
                                                                                    =========        =========

           b)   Changes to issued share capital

                    i) On June 15, 1999, the shareholders transferred their 100%
               ownership interests in 521305 Ontario Inc. and 1010037 Ontario Inc. in exchange for the issuance of 1,500,000 common shares of the company.

                    ii)On June 18, 1999,  the company  issued  1,100,000  common shares to the public.

                    iii) On July 29, 1999,  the Company  issued  165,000  common shares to the public. The proceeds received from the issuance was $6,158,857 with related costs (net of income taxes) amounting to $1,002,662. Net proceeds included the deferred income tax recoveries.

                    iv)On October 8, 2000,  the company  issued 15,000 shares of common stock to its U.S. legal counsel as part of a retainer for legal representation in connection with a Public Registration of Securities. The fair value of these shares were measured using the stock price of $2.0938 at October 8, 2000, being the date of commitment.

                    v) On August 30, 2000, the Company entered into an agreement with a New York research company, First Hudson Research, LLC ("FHR") to obtain use of that company's "AwareNet" service. This service allowed the use of FHR's proprietary e-mail data base to send information about the company to interested third parties. The agreement included a provision for the issuance of shares to a value of $16,666 at a share price determined by an average seven day bid and ask price prior to the commencement of the e-mail campaign. Based on this measurement criteria, 6,714 common shares were issued to FHR at an average price of $2.4822.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)




       14. COMMON STOCK (cont'd)

           c)   Employee Stock Option Plan

                The company has adopted a Stock Option Plan (the 1999 Plan), pursuant to which 750,000 shares of Common Stock are reserved for issuance.

                The 1999 Plan is for a period for ten years. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide their skills and expertise to the Company. Options granted under the 1999 Plan may be exercisable for up to ten years, may require vesting, and shall be at an exercise price, all as determined by the board. Options will be non-transferable except to an option holders personal holding company or registered retirement savings plan and are exercisable only by the participant during his or her lifetime.

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

                Options granted under the 1999 Plan, by the directors of the compensation committee or the board, may be exercised either with cash, Common Stock having a fair market equal to the cash exercise price, the participants personal recourse note, or with an assignment to the Company of sufficient proceeds from the sale of the Common Stock acquired upon exercise of the Options with an authorisation to the broker or selling agent to pay that amount to the Company, or any combination of the above.

                Options under the 1999 Plan must be issued within ten years from the effective date of the 1999 Plan.

                Any unexercised options that expire or that terminate upon an employees ceasing to be employed by the Company become available again for issuance under the 1999 Plan.

                The 1999 Plan may be terminated or amended at any time by the board of directors, except that the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the 1999 Plan may not be increased without the consent of the stockholders of the Company.

                On August 19,2000, the Board of Directors granted 336,500 stock options at the most recent closing price of the Company's shares as traded on NASDAQ, specifically, U.S. $1.00 per share on August 18, 2000. Officers, Directors and five percent shareholders were granted 276,500 options. The remaining 60,000 options were granted to key employees.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)




       14. COMMON STOCK (cont'd)

           c)   Employee Stock Option Plan (cont'd)

                Pro-forma information regarding net income and earnings per share is required by FAS No. 123 - "Accounting for Stock Based Compensation" and has been determined as if the company had accounted for its employee stock options based on fair values at the grant date for options granted under the 1999 Plan. The company's pro-forma information for the year ended December 31, 2000 would have been as follows:

                                                                                     2000                 2000
                                                                           --------------      ---------------

                                                                              As Reported            Pro-Forma

                Loss from continuing operations                            $  (1,528,250)      $   (1,538,304)
                Basic and diluted EPS from continuing operations           $       (0.55)      $        (0.56)

               The  fair  value  of  each   option  grant used for  purposes  of
               estimating the pro-forma amounts summarized above is based on the grant date using the Black-Scholes option pricing model.

                The activity of the company's stock option plan is as follows:

                                                                                 Options              Exercise
                                                                              Outstanding                Price
                                                                           --------------      ---------------
                Granted                                                           336,500      $             1
                                                                           --------------      ===============

                Outstanding at the end of the year                                336,500
                                                                           ==============

                Options exercisable at year-end                                   336,500
                                                                           ---------------

                Available for future grant                                        413,500
                                                                           ===============

                The remaining life of the stock options as of December 31, 2000 is 9.7 years.

           d)   Purchase Warrants

                During 1999, Purchase Warrants ("Warrants") were issued pursuant to a Warrant Agreement between the company and J.P. Turner and Company. Each Warrant entitles its holders to purchase, during the four year period commencing on June 18, 2000, one share of common stock at an exercise price of $6.00 per share, subject to adjustment in accordance with the anti-dilution and other provision referred to below.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)



       14. COMMON STOCK (cont'd)

           d)   Purchase Warrants (cont'd)

                The Warrants may be redeemed by the company at any time commencing one year from June 18, 1999 (or earlier with the consent of the representative) and prior to their expiration, at a redemption price of $0.10 per Warrant, on not less than 30 days' prior written notice to the holders of such Warrants, provided that the closing bid price of the common stock if traded on the Nasdaq SmallCap Market, or the last sale price of the common stock, if listed on the Nasdaq National Market or on a national exchange, is at least 150% ($9.00 per share, subject to adjustment) of the exercise price of the Warrants for a period of 10 consecutive business days ending on the third day prior to the date the notice of redemption is given. Holders of Warrants shall have exercise rights until the close of the business day preceding the date fixed for redemption.

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


       15. INCOME TAXES
                                                                                       2000               1999

                                                                                         $                  $

           a)   Current                                                            88,895                   -
                Deferred                                                           51,824              312,143
                                                                           --------------      ---------------

                                                                                  140,719              312,143
                                                                           ==============      ===============
           b)   Current income taxes consists of:

                Amounts calculated at basic Canadian Federal and Provincial
                    Rates                                                        (619,000)             545,076
                Increase (decrease) resulting from:

                Temporary differences                                             (51,824)            (312,143)
                Part 1.3 large corporation tax                                     12,500                  -
                Non-deductible expenses                                                 -               81,896
                Adjustment for prior year's taxes                                  79,000                  -
                Losses utilized                                                         -             (314,829)
                Losses carried forward                                            668,219                  -
                                                                           --------------      ---------------

                                                                                   88,895                  -
                                                                           ==============      ===============

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)




       15. INCOME TAXES (cont'd)

           c) Deferred income taxes represent the tax charges derived from temporary differences between amortization of property, plant and equipment and amounts deducted from taxable income. As a consequence of the issuance of common stock during 1999, issuance costs were incurred which are deductible for tax purposes for a period up to five years. The resulting deferred income taxes recoverable has been applied to the issue expenses (note 14).

           d) Rosedale has operating losses of approximately $2,652,000 which is expected to be used to reduce future taxable income. The potential tax benefit relating to the losses, in the amount of approximately $416,000, has been recognized in the accounts as a reduction to the deferred income tax liability. The deductibility of these losses if available expires as follows:

                2001                                                                          $  120,000
                2002                                                                             303,000
                2004                                                                              22,000
                2006                                                                           2,207,000
                                                                                               ---------
                                                                                              $2,652,000
                                                                                               =========

                Rosedale has been reassessed by Revenue Canada and the Province of Ontario for fiscal years ended December 31, 1993 and December 31, 1994 in the amount of approximately $765,000 (see note 19). Should the assessments be upheld, the losses pertaining to 2001 would be denied.


       16. RELATED PARTY TRANSACTIONS

           Amounts due from or paid to companies which are related through common ownership are as follows:

                                                                                      2000                1999

                                                                                        $                   $

           Loan - 976168 Ontario Inc.                                                   2,054            1,933
           Mortgage receivable - 1216748 Ontario Inc.                                 179,291          168,768
           Mortgage receivable - 1217576 Ontario Inc.                                 162,619          153,073
           Rent paid - 966578 Ontario Inc.                                             16,826           16,116


       17. UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

           The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 2000 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect a company's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)


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

           a)   The breakdown of sales by geographic area is as follows:

                                                                            2000           1999           1998

                                                                              $              $              $

                United States of America                               9,457,021      9,749,412      9,880,533
                Canada                                                 6,655,528      8,065,013      9,185,160
                Other                                                    795,851      1,156,367      1,691,730
                                                                      ----------     ----------     ----------
                                                                      16,908,400     18,970,792     20,757,423
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

                                                                            2000           1999           1998

                                                                              $              $              $

                United States of America                               (854,764)        535,782        279,780
                Canada                                                 (601,554)        451,738        295,020
                Other                                                   (71,932)         63,033         50,826
                                                                      ----------     ----------     ----------
                                                                     (1,528,250)      1,050,553        625,626
                                                                      ==========     ==========     ==========


           b)   The breakdown of identifiable assets by geographic area is as follows:

                Period ended December 31, 2000

                United States of America                                                         $   2,625,466
                Canada                                                                              14,363,537
                Other                                                                                1,807,618
                                                                                                  ------------
                                                                                                 $  18,796,621
                                                                                                  ============

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)


       18. SEGMENTED INFORMATION (cont'd)

           b)   The breakdown of identifiable assets by geographic area is as follows:

                Period ended December 31, 1999

                United States of America                                                         $   1,744,862
                Canada                                                                              15,430,713
                Other                                                                                1,098,750
                                                                                                  ------------
                                                                                                 $  18,274,325
                                                                                                  ============

           c)   Sales to major customers are as follows:

                                                                            2000           1999           1998


                Sales                                             $    5,385,915  $   6,957,178  $   2,890,783
                                                                      ----------     ----------     ----------

                % of total sales                                             32%            37%            14%
                                                                      ----------     ----------     ----------

                Amounts included in accounts receivable           $      649,838  $     811,291  $     298,595
                                                                      ----------     ----------     ----------

           d)   Purchases from major suppliers are as follows:

                                                                            2000           1999           1998


                Purchases                                         $    5,317,789  $   6,610,748  $   8,070,027
                                                                      ----------     ----------     ----------

                % of total purchases                                         47%            57%            52%
                                                                      ----------     ----------     ----------

                Amounts included in accounts payable              $  2,383,245    $   2,339,508  $   3,101,539
                                                                      ----------     ----------     ----------


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


                As at December 31, 2000, Rosedale made payments in respect to the above income tax re-assessments amounting to $207,900 to the Province of Ontario. This amount has been included in prepaid expenses and sundry assets.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)




       19. CONTINGENCIES (cont'd)

           b) Rosedale and Ontario have guaranteed the indebtedness of affiliated companies in the amount of $1,723,493 through general security agreements ranking behind the National Bank of Canada. As at December 31, 2000, the indebtedness of the affiliated companies amounted to $Nil.

           c) Rosedale has disputed invoices from a supplier in the amount of $112,456 for which debit notes have been issued. As at December 31, 2000, these debit notes were not cleared with the supplier.

           d) Rosedale and Ontario have issued guarantees secured by general security agreements for the loans made by Laurentian to the holdcos. (see note 21)


       20. COMMITMENTS

           a) Minimum payments under operating leases for premises amount to approximately $303,000 per annum, exclusive of insurance and other occupancy charges. The leases expire on October 31, 2004. The future minimum lease payments over the next five years are as follows:

                Payable during the following periods:

                Within one year                                                                $       302,548
                Over one year but not exceeding two years                                              302,548
                Over two years but not exceeding three years                                           302,548
                Over three years but not exceeding four years                                          302,548
                Over four years but not exceeding five years                                           252,123
                Thereafter                                                                                  -
                                                                                                    ----------
                                                                                               $     1,462,315
                                                                                                    ==========

           b) Minimum payments under operating leases for equipment amount to approximately $26,000 per annum. The future minimum lease payments over the next three years are as follows:

                Payable during the following periods:

                Within one year                                                                $        25,957
                Over one year but not exceeding two years                                                7,605
                Over two years but not exceeding three years                                             1,663
                Thereafter                                                                                  -
                                                                                                    ----------

                                                                                               $        35,225
                                                                                                    ==========

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)




       20. COMMITMENTS (cont'd)

           c) Minimum payments under operating leases for vehicles amount to approximately $33,000 per annum. The future minimum lease payments over the next four years are as follows:

                Payable during the following periods:

                Within one year                                                               $         33,414
                Over one year but not exceeding two years                                               11,583
                Over two years but not exceeding three years                                             7,036
                Over three years but not exceeding four years                                            1,759
                Thereafter                                                                                  -
                                                                                                    ----------

                                                                                               $        53,792
                                                                                                    ==========


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

           Thirdly, Rosedale and Ontario transferred the life insurance policies and cash surrender values to the respective holding corporations ("holdcos") of the two shareholders/key officers in consideration for the repayment of the Laurentian loans previously held by Rosedale and Ontario. Simultaneously, through Insurance Transfer Arrangements signed on December 31, 2000, the company apportioned key man life insurance in the aggregate amount of $2 million from the policies transferred to the holdcos. The company's interest in the key man life insurance is subject to the prior claims of the Laurentian and the National Bank of Canada.

           In prior years, because the Laurentian had a legal right of set-off of the cash surrender values of the life insurance policies against the debt owing to it by Rosedale and Ontario, the related assets and liabilities were offset in the financial statements. As at December 31, 2000, the amounts offset and transferred to the holdcos were as follows:

                Cash surrender values of life insurance policies       $ 861,400
                Loans                                                  $ 861,400

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)




       21.  LIFE INSURANCE (cont'd)

           The amount in excess of the cash surrender values is payable on demand to the holdcos and is included in amounts due to stockholder and directors (note 13).


       22. FOREIGN EXCHANGE CONTRACTS

           As at December 31, 2000, the Company had outstanding foreign exchange contracts to sell U.S. dollars to the National Bank of Canada to hedge against fluctuations in foreign currency. The purpose of the Company's foreign exchange hedging activities is to protect the Company from the risk that the eventual dollar net cash inflows resulting from the sale and purchase of products in foreign currencies will not be adversely affected by changes in exchange rates. It is the Company's policy to use derivative financial instruments to reduce foreign risks. Fluctuations in the value of these hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged. As the contracts are settled, the related gains or losses, if any, will be reported in the statements of financial position and income. There is a potential risk of non-performance by the National Bank of Canada, the financial institution that the Company has the Foreign Forward Exchange Contracts with. However, given the National Bank's prominence and financial condition, the Company believes that this risk is insignificant. The cash requirements arise as the contracts are exercised to the value of $7,350,000 (in varying amounts from January through June 2000). The following table presents the aggregate notional principal amounts, carrying values and fair values of the Company's foreign exchange contracts outstanding at December 31, 2000. Deferred gains and losses on forward exchange contracts are recognized in earnings when the future purchases and sales being hedged are recognized. The Company does not hold or issue financial instruments for trading purposes. The estimated fair values of the derivatives used to hedge the Company's risks will fluctuate over time.

                                   December 31, 2000                                           December 31, 1999
                      -------------------------------------------                  --------------------------------
           Forward          Notional                                     Notional
           Exchange        Principal      Carrying           Fair       Principal       Carrying          Fair
           Contracts         Amounts         Value         Values         Amounts         Values        Values
           ---------- -------------- -------------  -------------  --------------  ------------- -------------

           2000                  -              -             -     $   13,800,000           -        ($982,978)
           2000           $7,350,000            -       ($70,771)              -             -         ($69,683)
