Form 10KSB/A
period 2000-12-31
ROSEDALE DECORATIVE PRODUCTS LTD
filed 2001-04-03
CIK 1051357

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

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA



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



Toronto, Ontario
March 9, 2001                                              Chartered Accountants

                    1167 Caledonia Road
                    Toronto, Ontario M6A 2X1
                    Fax:  416 785 5663
                    Tel:  416 785 5353

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Balance Sheets
As of December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)

                                                           2000          1999
                                                             $             $

                                                           ASSETS
       CURRENT ASSETS

    Cash ...........................................     2,524,394     3,240,720
    Accounts receivable (notes 3 and 10) ...........     3,796,829     3,341,592
    Income taxes recoverable .......................        34,742        95,827
    Inventory (notes 4 and 10) .....................     6,375,981     7,385,373
    Prepaid expenses and sundry assets (note 5) ....     1,271,120       626,074
                                                        ----------    ----------

                                                        14,003,066    14,689,586

LOAN RECEIVABLE FROM AFFILIATED COMPANY (note 6) ...        27,022         2,054

DEFERRED PRODUCT COSTS [note 1(c) and 7] ...........       589,786       861,366

MORTGAGES RECEIVABLE (note 8) ......................       329,096       341,910

PROPERTY, PLANT AND EQUIPMENT (note 9) .............     3,126,084     2,901,705
                                                        ----------    ----------


                                                        18,075,054    18,796,621
                                                        ==========    ==========




       APPROVED ON BEHALF OF THE BOARD

                                                               Director
       --------------------------------------------------------

                                                               Director
       --------------------------------------------------------
                                      F-2

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Balance Sheets
As of December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)

                                                                         2000           1999
                                                                           $             $

                                                         LIABILITIES
       CURRENT LIABILITIES

    Bank indebtedness (note 10) .................................     4,189,063      4,744,567
    Accounts payable and accrued liabilities (note 11) ..........     4,964,236      5,289,746
                                                                     ----------     ----------

                                                                      9,153,299     10,034,313

LONG TERM DEBT (note 12) ........................................       697,833           --

DUE TO STOCKHOLDERS AND DIRECTORS (note 13) .....................       937,716      1,560,918

DEFERRED INCOME TAXES ...........................................       298,633        219,913
                                                                     ----------     ----------

                                                                     11,087,481     11,815,144
                                                                     ----------     ----------

                                             STOCKHOLDERS' EQUITY

COMMON STOCK (note 14) ..........................................     5,038,083      5,061,956

ADDITIONAL PAID-IN CAPITAL (note 14) ............................       142,314        142,314


ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) ...................      (195,670)        66,849


RETAINED EARNINGS ...............................................     2,002,846      1,710,358
                                                                     ----------     ----------

                                                                      6,987,573      6,981,477
                                                                     ----------     ----------

                                                                     18,075,054     18,796,621
                                                                     ==========     ==========


     The accompanying notes are an integral part of these consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Statements of Operations
For the years ended December 31
(Amounts expressed in US dollars)

                                                                   2000               1999               1998

                                                                     $                  $                  $

       SALES                                                 21,216,386         16,908,400         18,970,792
       COST OF SALES                                         13,066,808         11,179,513         11,420,943
                                                             ----------         ----------         ----------

       GROSS PROFIT                                           8,149,578          5,728,887          7,549,849
                                                             ----------         ----------         ----------

       OPERATING EXPENSES

           General and administrative                         2,667,969          2,749,065          2,114,943
           Selling                                            3,036,650          2,496,841          2,135,594
           Design studio                                        675,799            791,741            766,235
           Book development costs (recovery)                   (16,558)            (2,593)            279,454
           Amortization                                         955,238            815,374            598,586
                                                             ----------         ----------         ----------

       TOTAL OPERATING EXPENSES                               7,319,098          6,850,428          5,894,812
                                                             ----------         ----------         ----------

       OPERATING INCOME (LOSS)                                  830,480        (1,121,541)          1,655,037

           Interest expense                                     426,070            265,990            292,341
                                                             ----------         ----------         ----------
       INCOME (LOSS) BEFORE INCOME TAXES                        404,410        (1,387,531)          1,362,696

           Income taxes (note 15)                               111,922            140,719            312,143
                                                             ----------         ----------         ----------


       NET INCOME (LOSS)                                        292,488        (1,528,250)          1,050,553
                                                             ==========         ==========         ==========

       Net earnings (loss) per common share, basic and
           diluted                                                 0.11             (0.55)               0.49
                                                             ==========         ==========         ==========

       Weighted average number of common shares
           outstanding                                        2,777,181          2,769,997          2,160,753
                                                             ==========         ==========         ==========



     The accompanying notes are an integral part of these consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Statements of Cash Flows
For the years ended December 31
(Amounts expressed in US dollars)

                                                                                 2000        1999           1998
                                                                                  $            $             $
       Cash flows from operating activities:

    Net income (loss) ...................................................      292,488    (1,528,250)    1,050,553
                                                                            -----------   -----------   -----------

    Adjustments to reconcile net income to net cash (used in) provided by operating activities:

    Amortization of capital assets ......................................      955,238       815,374       598,586
          Amortization of deferred product costs ........................      294,954       483,584       359,789

          (Increase) decrease in accounts receivable ....................     (586,066)      568,201       693,551

                  (Increase) decrease in inventory ......................      739,648       286,443      (570,438)

    Increase in prepaid expenses and sundry assets ......................     (674,947)     (310,170)     (124,276)
    (Increase) decrease in deferred policy costs ........................         --         277,090      (100,759)
    Increase (decrease) in accounts payable and
        Accrued liabilities .............................................     (128,480)      410,952    (1,758,420)
    (Increase) decrease in income taxes recoverable .....................       58,047       (53,110)     (205,553)
    Increase (decrease) in deferred income taxes ........................       87,800        51,824       (21,615)
                                                                            -----------   -----------   -----------

    Total adjustments ...................................................      746,194     2,530,188    (1,129,135)
                                                                            -----------   -----------   -----------

    Net cash provided by (used in) operating
        activities ......................................................    1,038,682     1,001,938       (78,582)
                                                                            -----------   -----------   -----------

Cash flows from investing activities:

    Deferred product costs incurred .....................................     (157,164)     (563,271)     (609,461)
    Purchases of property, plant and equipment ..........................   (1,187,768)   (1,283,204)     (979,003)
    Decrease in mortgages receivable ....................................         --            --          55,421
                                                                            -----------   -----------   -----------

    Net cash used in investing activities ...............................   (1,344,932)   (1,846,475)   (1,533,043)
                                                                            -----------   -----------   -----------

     The accompanying notes are an integral part of these consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Statements of Cash Flows
For the years ended December 31
(Amounts expressed in US dollars)

                                                        2000         1999          1998
                                                          $            $            $

       Cash flows from financing activities:

     Issuance of common stock ..................         --          48,073     5,156,195
     Purchase of treasury stock ................      (23,873)         --            --
     Proceeds from (repayment of) bank
         indebtedness ..........................     (381,318)    1,175,468      (388,743)
     Proceeds from loans from stockholders .....      287,574       419,756        33,429
     Loans from affiliated companies ...........      213,958          --            --
     (Repayment of) proceeds from long-term
         debt ..................................      704,552    (1,060,898)       21,426
     Repayment of directors loans ..............   (1,096,955)     (116,038)     (269,222)
                                                   -----------   -----------    ----------

     Net cash provided by (used in)
         financing activities ..................     (296,062)      466,361     4,553,085
                                                   -----------   -----------    ----------

Effect of foreign currency exchange rate changes     (114,014)      201,482        33,299
                                                   -----------   -----------    ----------

Net increase (decrease) in cash and cash
    equivalents ................................     (716,326)     (176,694)    2,974,759

Cash and cash equivalents, beginning of year ...    3,240,720     3,417,414       442,655
                                                   -----------   -----------    ----------

Cash and cash equivalents, end of year .........    2,524,394     3,240,720     3,417,414
                                                   ===========   ===========    ==========

Income taxes paid ..............................       50,062       316,810       238,575
                                                   ===========   ===========    ==========

Interest paid ..................................      468,354       531,980       330,384
                                                   ===========   ===========    ==========



     The accompanying notes are an integral part of these consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31
(Amounts expressed in US dollars)

                                           Common
                                            Stock         Common      Additional                         Other
                                        Number of          Stock         Paid-in       Retained  Comprehensive
                                           Shares         Amount         Capital       Earnings  Income (loss)
                                    -------------  -------------  --------------  -------------  -------------
                                                              $               $              $              $
       Balance as of December 31,
           1997                         1,500,000              2              -       2,188,055      (226,990)

       Issuance of common stock         1,265,000      5,013,881              -              -              -

       Purchase warrants (1,265,000)           -              -          142,314             -              -

       Foreign currency translation            -              -               -              -       (161,351)

          Net income for the year              -              -               -       1,050,553             -
                                       ----------      ---------        --------     -----------     ---------

       Balance as of December 31,
           1998                         2,765,000      5,013,883         142,314      3,238,608      (388,341)

       Issuance of common stock
           [note 14 (b) (iv) (v)]          21,714         48,073              -              -              -

       Foreign currency translation            -              -               -              -         455,190

         Net loss for the year                 -              -               -     (1,528,250)             -
                                       ----------      ---------        --------     -----------     ---------

       Balance as of December 31,
           1999                         2,786,714      5,061,956         142,314      1,710,358         66,849
       Purchase of Treasury Stock
           [note 14(b) (vi)]               (22,400)      (23,873)             -              -              -

       Foreign currency translation            -              -               -              -       (262,519)

         Net income for the year               -              -               -         292,488             -
                                       ----------      ---------        --------     -----------     ---------

       Balance as of December 31
         2000                           2,764,314      5,038,083         142,314      2,002,846      (195,670)
                                       ==========      =========        ========     ===========     =========

     The accompanying notes are an integral part of these consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)


       1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           a)   Basis of Presentation

               The consolidated financial statements include the accounts of Rosedale Decorative Products Ltd. ("the company") and its wholly owned subsidiaries, Rosedale Wallcoverings and Fabrics Inc. ("Rosedale") and Ontario Paint and Wallpaper Limited ("Ontario").

                On June 15, 1998, the company acquired all the issued and outstanding common shares of 521305 Ontario Inc. ("521305") and 1010037 Ontario Inc. ("1010037") from their shareholders in exchange for 1,500,000 shares of the company. Since these companies were under common control by a related group, this transaction has been recorded using the pooling of interest method whereby the assets, liabilities and operations have been consolidated as if the company had owned the wholly-owned subsidiaries since incorporation. The company was incorporated on May 14, 1998 by its shareholders for the purpose of consolidating their 100% ownership interests in anticipation of an initial public offering.

                On January 1, 2000,  521305 and 1010037  were  amalgamated  with
                Rosedale  and  Ontario,   respectively.   The  amalgamation  was
                accounted for as a pooling of interest.

                All material inter-company accounts and transactions have been eliminated.

           b)   Principal Activities

                The company, which was incorporated in Canada on May 14, 1998 is principally engaged in the designing, manufacturing and marketing of wallpapers and decorative fabrics in Canada, United States of America and Europe through its operating subsidiaries Ontario and Rosedale. These subsidiaries were incorporated in Canada on December 31, 1971 and April 7, 1981 respectively.

           c)   Deferred Product Costs

                (i) Book Development Costs

                  Expenditures relating to the design and distribution of wallpaper and fabric sample books consisting of book development and design costs relating to collections that have not been launched are deferred and amortized over their estimated useful lives. Proceeds from the sale of sample books to distributors are offset against the book development costs when received.

                  The deferral of a portion of book development and design costs commencing in 1998 represented a change in accounting principle from a full write-off to a deferral over a period of up to five years.

                (ii) Book Subsidy

                   Sales of completed sample books to retailers are sold at a discount. This discount is deferred and amortized over their estimated useful lives.

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

           e)   Other Financial Instruments

                The carrying amount of the companies' accounts receivable and accounts payable approximates fair value because of the short maturity of these instruments.

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

           k)   Earnings or Loss Per Share

                The company adopted FAS No.128, "Earnings per Share" during fiscal 1998, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

           l)   Sales

                Sales   represent  the  invoiced  value  of  goods  supplied  to
                customers. Sales are recognized upon the passage of title to the customers.

           m)   Use of Estimates

                The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

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

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)




       1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

           o)   Stock Based Compensation

                The company has adopted, FAS No. 123, Accounting for Stock-Based Compensation, which introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for stock-based compensation to employees based on the new fair value accounting rules. The company chose to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the amount an employee must pay to acquire the stock.

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

           q)   Recently Issued Accounting Standards

               In June 1998, FAS No. 133 was issued with respect to Accounting for Derivative Instruments and Hedging activities. The requirements of FAS No. 133 was extended to fiscal years beginning January 1, 2001 by FAS No. 137. The company is in the process of evaluating the impact of the application of this standard.

                In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying accepted accounting principles to revenue recognition issues in financial statements. The company adopted SAB 101 as required by December 31, 2000 and the adoption did not have a material impact on the company's financial position, results of operations or cash flows.

                In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. SFAS No. 140 also includes provisions that require additional disclosures in the financial statements for fiscal years ending after December 15, 2000. This statement is not expected to have a material impact on the company's financial position, results of operations and cash flows.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)




       2.  COMPREHENSIVE INCOME (LOSS)

           The company has adopted FAS No. 130 "Reporting Comprehensive Income" as of December 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:

                                                                   2000               1999               1998

                                                                     $                  $                  $

           NET INCOME (LOSS)                                    292,488        (1,528,250)          1,050,553

           OTHER COMPREHENSIVE INCOME (LOSS)

                Foreign currency translation                   (262,519)          455,190            (161,351)
                                                              ----------       -----------          ----------

           COMPREHENSIVE INCOME (LOSS)                           29,969        (1,073,060)            889,202
                                                              ==========       ===========          ==========

           The foreign currency translation adjustments are not currently adjusted for income taxes as the company is located in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars, which are done only for the convenience of the reader as disclosed in note 1(j).


       3.  ACCOUNTS RECEIVABLE

                                                                                         2000             1999

                                                                                           $                $


           Accounts receivable                                                      4,159,765        3,778,086
           Less:  Allowance for doubtful accounts                                     362,936          436,494
                                                                                   ----------        ---------

           Accounts receivable, net                                                 3,796,829        3,341,592
                                                                                   ==========        ==========

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)




       4.  INVENTORY

                                                                                         2000             1999

                                                                                           $                $
           Inventory is comprised the following:

                Raw materials                                                         556,565          353,694
                Finished goods                                                      5,819,416        7,031,679
                                                                                    ---------        ---------

                                                                                    6,375,981        7,385,373
                                                                                    =========        =========


       5.  PREPAID EXPENSES AND SUNDRY ASSETS
                                                                                         2000             1999

                                                                                           $                $

           Prepaid bins                                                               462,778               -
           Prepaid income taxes [note 19(a)]                                          240,037          207,857
           Other prepaids and sundry assets                                           568,305          418,217
                                                                                    ---------        ---------

                                                                                    1,271,120          626,074
                                                                                    =========        =========

           The amount recorded as prepaid bins represent the cost of shelf space to display the company's products as part of a marketing agreement with a major customer. These costs were incurred in order to generate revenues with that customer over the next fiscal year.


       6.  LOAN RECEIVABLE FROM AFFILIATED COMPANY

           The loan receivable from affiliated company, which is related through common ownership, bears interest at prime plus 1.5%, has no specific repayment terms and is not expected to be repaid prior to January 1, 2002.


       7.  DEFERRED PRODUCT COSTS
                                                                                         2000            1999

                                                                                           $               $

           Book development costs                                                   1,278,994        1,793,139

           Less:  Accumulated amortization                                            689,208          931,773
                                                                                    ---------        ---------

           Net Deferred Product Costs                                                 589,786          861,366
                                                                                    =========        =========


ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)




       8.  MORTGAGES RECEIVABLE

           Second mortgages, from companies related through common ownership are secured by land and buildings, bear interest at 9% and are payable on demand. No repayments are expected prior to January 1, 2002.

                                                                                         2000            1999

                                                                                           $               $

           1216748 Ontario Inc.                                                       172,572          179,291
           1217576 Ontario Inc.                                                       156,524          162,619
                                                                                    ---------        ---------

                                                                                      329,096          341,910
                                                                                    =========        =========


       9.  PROPERTY, PLANT AND EQUIPMENT
                                                                                         2000            1999

                                                                                           $               $

           Leasehold improvements                                                     167,130           35,303
           Automobile                                                                  27,854           19,879
           Equipment and furniture                                                    297,603          302,796
           Furniture and fixtures                                                     252,502          255,879
           Computer equipment                                                         594,750          535,155
           Cylinders and related design costs                                       4,745,800        5,180,649
                                                                                    ---------        ---------

           Cost                                                                     6,085,639        6,329,661
                                                                                    ---------        ---------

           Less:  Accumulated amortization

                  Leasehold improvements                                               34,801           16,779
                  Automobile                                                           19,273           18,145
                  Equipment and furniture                                             238,522          233,263
                  Furniture and fixtures                                              211,539          209,137
                  Computer equipment                                                  394,363          346,385
                  Cylinders and related design costs                                2,061,057        2,604,247
                                                                                    ---------        ---------

                                                                                    2,959,555        3,427,956
                                                                                    ---------        ---------

           Net                                                                      3,126,084        2,901,705
                                                                                    =========        =========

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)




       10. BANK INDEBTEDNESS

           The company has available credit facilities up to a maximum of $6,549,000, which bear interest at rates varying between the bank's prime rate plus 0.25% and prime plus 1.25%. The indebtedness is secured by general assignments of book debts, pledge of inventory under Section 427 of the Bank Act of Canada, general security agreements providing a first floating charge over all assets, guarantees and postponement of claims to a maximum of $1,667,000 from the company, guarantees from affiliated companies up to $567,000, assignment of life insurance of $2,000,000 on the lives of two key officers/ shareholders and assignment of fire insurance.


       11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                                         2000             1999

                                                                                           $                $
           Accounts  payable  and  accrued   liabilities  is  comprised  of  the
           following:

                Trade payables                                                      4,362,682        4,840,934
                Accrued expenses                                                      601,554          448,812
                                                                                    ---------        ---------

                                                                                    4,964,236        5,289,746
                                                                                    =========        =========


       12. LONG-TERM DEBT

           As at December 31, 1999, the company transferred its life insurance policies and the related bank loans to two holding companies ("holdcos") of two shareholders/key officers. These holdcos directly own 20.67% of the issued common stock of the company and accordingly the excess of the bank loans over the cash surrender values of life insurance policies was reflected in due to stockholders and directors. During the fiscal year ended December 31, 2000, the company borrowed this excess in the amount of $697,833 from the bank for working capital using the cash surrender values as security . The terms of these loans are currently under negotiation, but they are not expected to be repaid prior to January 1, 2002.


       13. DUE TO STOCKHOLDERS AND DIRECTORS

           Stockholders' and directors advances are secured by general security agreements, bear interest at the National Bank of Canada prime lending rate plus 1.5%, are without specific terms of repayment and are not expected to be repaid prior to January 1, 2002.

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

                Issued

                                                                                         2000             1999

                                                                                           $                $

                2,786,714   Common shares (1999 - 2,786,714)                        5,061,956        5,061,956
                   22,400   Treasury shares (1999 - nil)                              (23,873)               -
                1,265,000   Warrants                                                  142,314          142,314
                                                                                    ---------        ---------

                                                                                    5,180,397        5,204,270
                                                                                    =========        =========

       b)  Changes to issued share capital

                    i) On June 15, 1998, the shareholders transferred their 100%
               ownership interests in 521305 Ontario Inc. and 1010037 Ontario Inc. in exchange for the issuance of 1,500,000 common shares of the company.

                    ii) On June 18, 1998,  the company issued  1,100,000  common shares to the public.

                    iii) On July 29, 1998,  the company  issued  165,000  common shares to the public.

                   The proceeds received from the issuance was $6,158,857 with related costs (net of income taxes) amounting to $1,002,662. Net proceeds included the deferred income tax recoveries.

                    iv) On October 8, 1999,  the company issued 15,000 shares of common stock to its U.S. legal counsel as part of a retainer for legal representation in connection with a Public Registration of Securities. The fair value of these shares was measured using the stock price of $2.0938 at October 8, 1999, being the date of commitment.

                    v) On August 30, 1999, the company entered into an agreement with a New York research company, First Hudson Research, LLC ("FHR") to obtain use of that company's "AwareNet" service. This service allowed the use of FHR's proprietary e-mail data base to send information about the company to interested third parties. The agreement included a provision for the issuance of shares to a value of $16,666 at a share price determined by an average seven day bid and ask price prior to the commencement of the e-mail campaign. Based on this measurement criteria, 6,714 common shares were issued to FHR at an average price of $2.4822 16

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)




       14. COMMON STOCK   (cont'd)

           b)   Changes to issued share capital   (cont'd)

                    vi) On May 8, 2000, the company announced that it was implementing a repurchase program for up to 200,000 shares of its common Stock. During the fiscal year, the company has re-purchased 22,400 shares of its common stock.

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

                On December 31, 2000, the Compensation Committee reduced the stock options granted to the two key executives from 125,750 to 25,000 each. No other terms or conditions were changed.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)



       14. COMMON STOCK (cont'd)

           c)   Employee Stock Option Plan   (cont'd)

                During the fiscal year no options were granted.

                                                                     Shares            Shares
                                                                  Available           Subject           Option
                                                                  For Grant        to Options           Prices

                Outstanding at December 31, 1998                    750,000                -                -

                Granted                                           (336,500)           336,500             1.00

                Exercised                                                -                 -                -

                Expired                                                  -                 -                -

                Cancelled                                                -                 -                -
                                                                  ---------         ---------             -----

                Outstanding at December 31, 1999                    413,500           336,500             1.00

                Granted                                                  -                 -                -

                Exercised                                                -                 -                -

                Expired                                                  -                 -                -

                Cancelled                                           201,500         (201,500)             1.00
                                                                  ---------         ---------             -----

                Outstanding at December 31, 2000                    615,000           135,000             1.00
                                                                  =========         =========             =====

                The remaining life of the stock options as of December 31, 2000 is 8.7 years.

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


       15. INCOME TAXES

                                                                                       2000               1999

                                                                                         $                  $

           a)   Current                                                            24,122               88,895
                Deferred                                                           87,800               51,824
                                                                                  -------              -------
                                                                                  111,922              140,719
                                                                                  =======              =======


ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)




       15. INCOME TAXES (cont'd)

                                                                                       2000               1999

                                                                                         $                  $
           b)   Current income taxes consists of:

                Amounts calculated at basic Canadian Federal and Provincial
                    Rates                                                            214,719          (619,000)
                Increase (decrease) resulting from:

                Temporary differences                                                 (87,800)         (51,824)
                Part 1.3 large corporation tax                                         16,716           12,500
                Corporate minimum tax                                                   7,406               -
                Non-deductible expenses                                                 8,753               -
                Adjustment for prior year's taxes                                          -            79,000
                Losses utilized                                                      (135,672)               -
                Losses carried forward                                                     -           668,219
                                                                                      -------          -------
                                                                                       24,122           88,895
                                                                                      =======          =======

           c) Deferred income taxes represent the tax charges derived from temporary differences between amortization of property, plant and equipment and amounts deducted from taxable income. As a consequence of the issuance of common stock during 1998, issuance costs were incurred which are deductible for tax purposes for a period up to five years. The resulting deferred income taxes recoverable has been applied to the issue expenses [note 14(b)(iii)].

           d) The company has operating losses of approximately $2,064,000 which is expected to be used to reduce future taxable income. The potential tax benefit relating to the losses, in the amount of approximately $400,000, has been recognized in the accounts as a reduction to the deferred income tax liability. The deductibility of these losses if available expires as follows:

                2001                                                $     61,000
                2002                                                     292,000
                2004                                                      21,000
                2006                                                   1,428,000
                2007                                                     262,000
                                                                      ----------
                                                                    $  2,064,000
                                                                      ==========


                Rosedale has been reassessed by Canada Customs and Revenue Agency ("CCRA") and the Province of Ontario for fiscal years ended December 31, 1993 and December 31, 1994 for income taxes in the amount of approximately $860,000 (see note 18). Should the assessments be upheld, the benefit of the losses previously utilized and the balance available for 2001 would be denied.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)




       16. RELATED PARTY TRANSACTIONS

           Amounts due from or paid to companies which are related through common ownership are as follows:

                                                                                      2000                1999

                                                                                        $                   $

           Mortgage receivable - 1216748 Ontario Inc.                                 172,572                  179,291
           Mortgage receivable - 1217576 Ontario Inc.                                 156,524                  162,619
           Rent paid - 966578 Ontario Inc.                                             16,159                   16,826
           Rent paid - 1216748 Ontario Inc.                                            16,159                        -
           Rent paid - 1369597 Ontario Inc.                                            18,179                        -

           See also notes 12 and 13


       17. SEGMENTED INFORMATION

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

           a)   The breakdown of sales by geographic area is as follows:

                                                                            2000           1999           1998

                                                                              $              $              $

                United States of America                              12,716,808      9,457,021      9,749,412
                Canada                                                 8,045,710      6,655,528      8,065,013
                Other                                                    453,868        795,851      1,156,367
                                                                      ----------     ----------     ----------
                                                                      21,216,386     16,908,400     18,970,792
                                                                      ==========     ==========     ==========

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)




       17. SEGMENTED INFORMATION   (cont'd)

                The companies' accounting records do not readily provide information on net income (loss) by geographic area. Management is of the opinion that the proportion of net income (loss) based principally on sales, presented below, would fairly present the results of operations by geographic area.

                                                                            2000           1999           1998

                                                                              $              $              $

                United States of America                                 175,313      (854,764)        535,782
                Canada                                                   110,918      (601,554)        451,738
                Other                                                      6,257       (71,932)         63,033
                                                                      ----------     ----------     ----------
                                                                         292,488    (1,528,250)      1,050,553
                                                                      ==========     ==========     ==========


           b) The breakdown of identifiable assets by geographic area is as follows:

                                                                                      2000                1999

                                                                                        $                   $

                United States of America                                         1,996,978           2,625,466
                Canada                                                          14,480,385          14,363,537
                Other                                                            1,597,691           1,807,618
                                                                                ----------          ----------
                                                                                18,075,054          18,796,621
                                                                                ==========          ==========


           c)   Sales to major customers are as follows:

                                                                            2000           1999           1998


                Sales                                             $      7,337,673    $     5,385,915     $     6,957,178
                                                                         ---------          ---------           ---------
                % of total sales                                                35%                32%                 37%
                                                                         ---------          ---------           ---------

                Amounts included in accounts receivable           $        918,467     $      649,838     $       811,291
                                                                         =========          =========           =========

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)




       17. SEGMENTED INFORMATION   (cont'd)

           d)   Purchases from major suppliers are as follows:

                                                                            2000           1999           1998


                Purchases                                         $    4,171,007  $   5,317,789  $   6,610,748
                                                                       ---------      ---------      ---------

                % of total purchases                                         30%            47%            57%
                                                                       ---------      ---------      ---------

                Amounts included in accounts payable
                     and accrued liabilities                      $    1,061,619  $   2,383,245  $   2,339,508
                                                                       ---------      ---------      ---------


       18. CONTINGENCIES

           a) The company has been re-assessed by Canada Customs and Revenue Agency ("CCRA") and the Province of Ontario for fiscal years ended December 31, 1993 and December 31, 1994 for additional corporate income taxes estimated to be $860,000. The company has objected to these re-assessments and has no obligation to pay the portion relating to CCRA in the amount of $560,000 until the objections have been processed. Since the company considers the re-assessments to be incorrect, no liability has been set up in the accounts. Should all or part of the re-assessments be upheld, the additional income taxes would be taken into account in the year of occurrence.

                The company has retained a firm of tax specialists to represent them in presenting their case to CCRA and currently the Notices of Objections are being considered by the Chief of Appeals.


                As at December 31, 2000, Rosedale made payments in respect to the above income tax re-assessments amounting to $240,037 to the Province of Ontario. This amount has been included in prepaid expenses and sundry assets.

           b) The company has guaranteed the indebtedness of affiliated companies in the amount of $673,000 through general security agreements ranking behind the National Bank of Canada. As at December 31, 2000, the indebtedness of the affiliated companies amounted to $498,000.

           c) The company has issued guarantees secured by general security agreements for the loans made by the Laurentian Bank of Canada to the holdcos. (see note 12)

           d) The company has issued a standby letter of credit in the amount of $534,000 to a customer.

           e) The company has issued standby letters of credit in favour of the Laurentian Bank of Canada in the amount of $380,000.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)




       19. COMMITMENTS

           a) Minimum payments under operating leases for premises amount to approximately $310,000 per annum, exclusive of insurance and other occupancy charges. The leases expire during 2003 and 2004. The future minimum lease payments over the next four years are as follows:

                Payable during the following periods:

                Within one year                                                                $       310,571
                Over one year but not exceeding two years                                              310,571
                Over two years but not exceeding three years                                           294,435
                Over three years but not exceeding four years                                          242,673
                                                                                                     ---------

                                                                                               $     1,158,250
                                                                                                     =========

           b) Minimum payments under operating leases for equipment amount to approximately $13,000 per annum. The future minimum lease payments over the next three years are as follows:

                Payable during the following periods:

                Within one year                                                                $        12,984
                Over one year but not exceeding two years                                                7,264
                Over two years but not exceeding three years                                               944
                                                                                                     ---------

                                                                                               $        21,192
                                                                                                     =========

           c) Minimum payments under operating leases for vehicles amount to approximately $19,000 per annum. The future minimum lease payments over the next four years are as follows:

                Payable during the following periods:

                Within one year                                                               $         19,447
                Over one year but not exceeding two years                                               16,773
                Over two years but not exceeding three years                                            11,694
                Over three years but not exceeding four years                                            7,501
                                                                                                     ---------

                                                                                               $        55,415
                                                                                                     =========

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2000 and December 31, 1999
(Amounts expressed in US dollars)




       20. FOREIGN EXCHANGE CONTRACTS

           As at December 31, 2000, the Company had outstanding foreign exchange contracts to sell U.S. dollars to the National Bank of Canada to hedge against fluctuations in foreign currency. The purpose of the Company's foreign exchange hedging activities is to protect the Company from the risk that the eventual dollar net cash inflows resulting from the sale and purchase of products in foreign currencies will not be adversely affected by changes in exchange rates. It is the Company's policy to use derivative financial instruments to reduce foreign risks. Fluctuations in the value of these hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged. As the contracts are settled, the related gains or losses, if any, will be reported in the statements of financial position and income. There is a potential risk of non-performance by the National Bank of Canada, the financial institution that the Company has the Foreign Forward Exchange Contracts with. However, given the National Bank's prominence and financial condition, the Company believes that this risk is insignificant. The cash requirements arise as the contracts are exercised to the value of $6,800,000 (in varying amounts from January through October 2001). The following table presents the aggregate notional principal amounts, carrying values and fair values of the Company's foreign exchange contracts outstanding at December 31, 2000. Deferred gains and losses on forward exchange contracts are recognized in earnings when the future purchases and sales being hedged are recognized. The Company does not hold or issue financial instruments for trading purposes. The estimated fair values of the derivatives used to hedge the Company's risks will fluctuate over time.

                            December 31, 2000                                               December 31, 1999
                      -------------------------------------------  -------------------------------------------
           Forward          Notional                                     Notional
           Exchange        Principal      Carrying           Fair       Principal       Carrying          Fair
           Contracts         Amounts         Value         Values         Amounts         Values        Values
           ---------- -------------- -------------  -------------  --------------  ------------- -------------

           2000                   -             -              -   $    7,350,000             -       (70,771)
           2001           $6,800,000            -      ($211,037)              -              -             -

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

                                          Date: April 3, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name                                Position                                    Date

/s/ ALAN FINE                       Chairman, Chief Executive Officer           April 3, 2001
Alan Fine

/s/ SIDNEY ACKERMAN                 President Director                          April 3, 2001
Sidney Ackerman

/s/ NORMAN G. MAXWELL               Director, Chief Financial Officer,          April 3, 2001
Norman G. Maxwell                   Principal Accounting Officer

/s/ GREGORY SICHENZIA               Director                                    April 3, 2001
Gregory Sichenzia