Form 10QSB
period 2001-03-31
ROSEDALE DECORATIVE PRODUCTS LTD
filed 2001-05-14
CIK 1051357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                                              FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2001

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

                                 (905) 669-8909
              (Registrants' telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

         As of March 31, 2001, 2,762,314 shares of Common Stock, no par value per share, of Rosedale Decorative Products Ltd. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements













                        ROSEDALE DECORATIVE PRODUCTS LTD.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                                   (Unaudited)

                        ROSEDALE DECORATIVE PRODUCTS LTD.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                                   (Unaudited)


                                TABLE OF CONTENTS


       Interim Consolidated Balance Sheets as of March 31, 2001
         and December 31, 2000                                                                                     2 - 3

       Interim Consolidated Statements of Operations for the three months ended
        March 31, 2001 and March 31,2000                                                                             4

       Interim Consolidated Statements of Cash Flows for the three months ended
       March 31, 2001 and March 31, 2000                                                                           5 - 6

       Interim Consolidated Statements of Stockholders' Equity for the three months
        ended March 31, 2001 and March 31, 2000                                                                      7

       Condensed Notes to Interim Consolidated Financial Statements                                                8 - 9


ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of March 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)
(Unaudited)

                                                                                      2001                2000

                                                                                        $                   $

                                                        ASSETS
       CURRENT ASSETS

           Cash                                                                  1,235,517           2,524,394
           Accounts receivable                                                   4,899,774           3,796,829
           Inventory                                                             6,898,973           6,375,981
           Prepaid expenses and sundry assets                                      929,353           1,271,120
           Income taxes recoverable                                                 20,360              34,742
                                                                                ----------          ----------

                                                                                13,983,977          14,003,066


       LOANS RECEIVABLE FROM AFFILIATED COMPANIES                                   29,608              27,022

       DEFERRED PRODUCT COSTS                                                      538,176             589,786

       MORTGAGES RECEIVABLE                                                        313,062             329,096

       PROPERTY, PLANT AND EQUIPMENT                                             2,993,031           3,126,084
                                                                                ----------          ----------





                                                                                17,857,854          18,075,054
                                                                                ==========          ==========



          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of March 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)
(Unaudited)

                                                                                      2001                2000

                                                                                        $                   $

                                                      LIABILITIES
       CURRENT LIABILITIES

           Bank indebtedness                                                     4,476,622           4,189,063
           Accounts payable and accrued expenses                                 5,356,276           4,964,236
                                                                                ----------          ----------

                                                                                 9,832,898           9,153,299

       LONG TERM DEBT                                                              663,833             697,833

       DUE TO STOCKHOLDERS & DIRECTORS                                             881,895             937,716

       DEFERRED INCOME TAXES                                                       284,083             298,633
                                                                                ----------          ----------

                                                                                11,662,709          11,087,481
                                                                                ----------          ----------

                                                 STOCKHOLDERS' EQUITY

       COMMON STOCK                                                              5,036,208           5,038,083

       ADDITIONAL PAID-IN CAPITAL                                                  142,314             142,314

       ACCCUMULATED OTHER COMPREHENSIVE LOSS                                      (521,829)           (195,670)

       RETAINED EARNINGS                                                         1,538,452           2,002,846
                                                                                ----------          ----------

                                                                                 6,195,145           6,987,573
                                                                                ----------          ----------

                                                                                17,857,854          18,075,054
                                                                                ==========          ==========


          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Operations
For the period ended March 31
(Amounts expressed in US dollars)
(Unaudited)

                                                                             Three-months         Three-months
                                                                                     ended               ended
                                                                                 March 31,           March 31,
                                                                                      2001                2000

                                                                                        $                   $

       SALES                                                                     4,693,445           5,923,396

       COST OF SALES                                                             2,735,645           3,783,792
                                                                                ----------          ----------

       GROSS PROFIT                                                              1,957,800           2,139,604
                                                                                ----------          ----------

       OPERATING EXPENSES

           General and administrative                                              624,768             641,838
           Selling                                                                 773,511             706,031
           Design studio                                                           138,957             168,719
           Book development costs                                                   25,527              41,280
           Amortization                                                            238,480             216,753
                                                                                ----------          ----------

       TOTAL OPERATING EXPENSES                                                  1,801,243           1,774,621
                                                                                ----------          ----------

       OPERATING INCOME                                                            156,557             364,983

           Interest expense                                                        111,943              91,085
           Exchange loss on Foreign Exchange Contracts                             495,917                   -
                                                                                ----------          ----------

       INCOME (LOSS) BEFORE INCOME TAXES                                         (451,303)             273,898

           Income taxes                                                             13,091              68,799
                                                                                ----------          ----------

       NET INCOME (LOSS)                                                         (464,394)             205,099
                                                                                ==========          ==========

       Basic and diluted Net Income (Loss) Per Share                                (0.17)                0.07
                                                                                ==========          ==========

       Weighted average number of common shares
           Outstanding                                                           2,764,092           2,786,714
                                                                                ==========          ==========



          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

                                                                               Three-months ended  Three-months ended
                                                                                  March 31           March 31,
                                                                                      2001                2000

                                                                                        $                   $

       Cash flows from operating activities:

           Net income (Loss)                                                     (464,394)             205,099
                                                                                ----------          ----------

           Adjustments to reconcile net income to net cash provided by operating activities:

           Amortization of capital assets                                          214,687             216,753
           Amortization of deferred product costs                                  108,228                   -
           Exchange loss on foreign exchange contracts                             495,917                   -
           Decrease in deferred product costs                                            -             119,046
           Increase in accounts receivable                                     (1,328,818)         (1,687,004)
           (Increase) decrease in inventory                                      (860,104)             637,997
           (Increase) decrease in prepaid expenses and sundry assets               288,720            (12,543)
           Increase (decrease) in accounts payable and accrued expenses            158,112           (372,031)
                Increase in income taxes payable                                    13,091              64,033
                                                                                ----------          ----------

                Total adjustments                                                (910,167)         (1,033,749)
                                                                                ----------          ----------

           Net cash used in operating activities                               (1,374,561)           (828,650)
                                                                                ----------          ----------

       Cash flows from investing activities:

           Deferred product costs incurred                                        (84,626)                   -
           Purchases of property, plant and equipment                            (234,554)           (274,509)
                                                                                ----------          ----------

           Net cash used in investing activities                                 (319,180)           (274,509)
                                                                                ==========          ==========



          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

                                                                              Three-months ended  Three-months ended
                                                                                 March 31,           March 31,
                                                                                      2001                2000

                                                                                        $                   $

       Cash flows from financing activities:

            (Repayment of) proceeds from bank indebtedness                         507,265            (483,015)
            (Repayment of) proceeds from loans with affiliated companies            (4,027)            110,056
            Purchase of treasury stock                                              (1,875)                  -
            Proceeds from (repayment of) directors loans                           (10,456)              7,636
                                                                                 ----------          ----------

            Net cash provided by (used in) financing activities                    490,907            (365,323)
                                                                                 ----------          ----------

       Effect of foreign currency exchange rate changes                            (86,043)            (17,794)
                                                                                 ----------          ----------

       Net decrease in cash and cash equivalents                                (1,288,877)         (1,486,276)

       Cash and cash equivalents, January 1, 2001                                2,524,394           3,240,720
                                                                                 ----------          ----------

       End of three month period ended March 31, 2001                            1,235,517           1,754,444
                                                                                 ==========          ==========

       Income taxes paid                                                                  -             40,785
                                                                                 ==========          ==========

       Interest paid                                                               109,538              93,237
                                                                                 ==========          ==========








          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of changes in Stockholders' Equity (Amounts expressed in US dollars)
(Unaudited)

                                     Common
                                      Stock      Common      Additional                       Other
                                  Number of       Stock         Paid-in    Retained        Comprehensive
                                     Shares      Amount         Capital    Earnings        Income (loss)
                               -------------  -------------  -----------   -----------     -------------
                                               $               $              $              $
Balance as of December 31,
   1999                            2,786,714     5,061,956       142,314    1,710,358        66,849

Purchase of treasury stock ...      (22,400)      (23,873)         --           --            --

Foreign currency translation -         --            --            --       (262,519)

   Net income for the year ...         --            --            --        292,488          --
                               -------------  -------------  -----------   -----------    -------------

Balance as of December 31,
   2000                           2,764,314     5,038,083       142,314    2,002,846      (195,670)


Purchase of treasury stock ...       (2,000)       (1,875)         --           --            --

Foreign currency translation -         --            --            --       (326,159)

Net loss for the three-month
Period to March 31, 2001 .....         --            --            --       (464,394)         --
                               -------------  -------------  -----------   -----------    -------------


Balance as of March 31,
   2001                           2,762,314     5,036,208       142,314    1,538,452      (521,829)
                               =============  =============  ===========   ===========    =============


          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Condensed Notes to Consolidated Financial Statements
As of March 31,2001
 (Amounts expressed in US dollars)
 (Unaudited)



1.       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

           The unaudited consolidated financial statements include the accounts of Rosedale Decorative Products Ltd. ("the company") and its wholly owned subsidiaries, Rosedale Wallcoverings and Fabrics Inc. ("Rosedale") and Ontario Paint and Wallpaper Limited ("Ontario"), respectively.

           All material inter-company accounts and transactions have been eliminated.



2.     CONTINGENCIES

           a) Rosedale has been re-assessed by Canada Customs and Revenue Agency ("CCRA") and the Province of Ontario for fiscal years ended December 31, 1993 and December 31, 1994 for additional corporate income taxes estimated to be $860,000. The company has objected to these re-assessments and has no obligation to pay the portion relating to CCRA in the amount of $560,000 until the objections have been processed. Since the company considers the re-assessments to be incorrect, no liability has been set up in the accounts. Should all or part of the re-assessments be upheld, the additional income taxes would be taken into account in the year of occurrence.

                The company has retained a firm of tax specialists to represent them in presenting their case to CCRA and currently the Notices of Objections are being considered by the Chief of Appeals.


                As at March 31, 2001, Rosedale made payments in respect to the above income tax re-assessments amounting to $228,000 to the Province of Ontario. This amount has been included in prepaid expenses and sundry assets.

           b) The company has guaranteed the indebtedness of affiliated companies in the amount of $1,633,000 through general security agreements ranking behind the National Bank of Canada. As at March 31, 2001, the indebtedness of the affiliated companies amounted to $524,000.

           c) The company has issued guarantees secured by general security agreements for the loans made by the Laurentian Bank of Canada to two affiliated companies.

           d) The company has issued a standby letter of credit in the amount of $338,000 to a supplier.

           e) The company has issued standby letters of credit in favour of the Laurentian Bank of Canada in the amount of $360,000.

ROSEDALE DECORATIVE PRODUCTS LTD.
Condensed Notes to Consolidated Financial Statements
As of March 31,2001
 (Amounts expressed in US dollars)
 (Unaudited)




3)       FOREIGN EXCHANGE CONTRACTS - Impact of new Accounting Standard

         As at March 31, 2001, the Company had outstanding foreign exchange contracts to sell U.S. dollars to the National Bank of Canada to hedge against fluctuations in foreign currency. The purpose of the Company's foreign exchange hedging activities is to protect the Company against the risk that the eventual dollar net cash inflows resulting from the sale and purchase of products in foreign currencies will not be adversely affected by changes in exchange rates. It is the Company's policy to use derivative financial instruments to reduce foreign exchange risks and to be able to offset fluctuations in the value of these hedging instruments against fluctuations in the value of the underlying exposures being hedged.

         FAS# 133 and the corresponding amendments under FAS# 138 with respect to Accounting for Derivative Instruments and Hedging Activities requires that the ineffective portion of gains or losses attributable to these contracts be reported in earnings. As at March 31, 2001, the amount of the loss on the foreign exchange contracts was $495,917.

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operation

    Three months ended March 31, 2001 as compared to three months ended March 31, 2000.

     Revenues for the three months ended March 31, 2001 were $4,693,445, a 20.8% decrease over prior year revenues of $5,923,396. This decrease resulted mainly from a decrease of sales attributed by recessionary pressures in the U.S. market. Sales were also affected by one collection not being launched in the first quarter as compared to last year. Although we are off to a slow start, the outlook for the year is still promising.

     Gross profits as a percentage of revenue for the three months ended March 31, 2001 was 41.7%, as compared to the same period one-year ago of 36.1%. This increase in gross profit margins can be attributed to a change in the sales mix as well as price increases instituted in January.

     Selling expenses have increased by 9.6% to $773,511 for the three-month period ended March 31, 2001 as compared to $706,031 for the same period last year. This increase relates to bin expense incurred for the Sherwin Williams stocking deal negotiated last year.

     General and administrative expenses for the Company decreased by 2.7%, to $624,768 for the three months period ended March 31, 2001 from $641,838 for the three months ended March 31, 2000. This savings relates to reductions in Consulting Fees and Communication expenses.

     Rosedale develops wallpaper and fabric sample books, which are created for each collection and sold through distributors. The majority of expenditures for the creation of sample books are incurred in the quarter before the introduction of a collection. Some expenditures are incurred as early as six to eight months in advance. Revenues generated from the sales of sample books are netted from the costs incurred in the same period and the net amount is shown on the income statement. Because expenditures are made in the quarter before the launch of a collection, there is not always a matching of revenues and expenses e.g. costs for a January launch would be recorded in the previous year. The Company ensures that there are firm orders in place from customers before significant expenditures are incurred to produce the sample books. Therefore, there is little speculative risk in their production. Book development cost for the three-month period ended March 31, 2001 was $25,527 compared to $41,280 for the same period last year. This decrease can be attributed to lowering costs of manufacturing the books. We are constantly looking for ways to reduce costs. As these sample books are our silent salesperson, it is imperative that we keep our books in the marketplace and on top of the counters.

     Design studio expenses for the Company decreased by 17.6% to $138,957 for the three months ended March 31, 2001 versus $168,719 for the same period last year. Staff reductions and other related savings have been made as we continue to utilize the CAD system more effectively.

     Operating income for the three months ended March 31, 2001 decreased to $156,557 from $ 364,983 for the three months ended March 31, 2000. This relates to the decrease in revenues and a marginal increase in expenses. The weighted average earnings per share on operating income is $0.06.

     Interest expense for the Company for the three months ended March 31, 2001 increased to $111,943 from $91,085 for the three months ended March 31, 2000. This increase in interest expense is attributable to higher interest rates and increased borrowings.

     The net loss for the three months ended March 31, 2001 was $464,394 as compared to a net income of $205,099 for the three months ended March 31, 2000. This loss is attributable to the new FASB requirement that the ineffective portion of gain or losses attributable to cash flow hedges be reported in earnings. As the U.S. dollar strengthened dramatically in the first quarter of 2001, the contracts we engaged to protect our margins on U.S. sales had a negative impact on net income. A good portion of these contracts will be retired this year, which will negate this charge.

    Basic and fully diluted losses per share for the three months ended March 31, 2001 were a $0.17 compared to earnings of $0.07 for the same period last year. Earnings per share were calculated based on the weighted average number of common shares as of March 31, 2001 of 2,764,092 and 2,786,714 shares as of March 31, 2000.

     The Company anticipates a profitable year in 2001, improving slightly on the performance in 2000.



Liquidity and Capital Resources

     The Company had a negative net change in cash of $1,288,877 for the three months ended March 31, 2001. The principal sources of cash were an increase of $507,265 in bank indebtedness and an increase in accounts payable of $158,112. These items were off set by cash used to increase Inventory and Accounts Receivable and the Net Loss at the end of the period.

     Cash flows used in investing activities for the three months ending March 31, 2001 were $319,180. This reflected planned capital addition for cylinders, designs and engravings for new collections It is the Company's intention to continue to utilize a good portion of these funds to develop new product lines of wallpaper and fabric.

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

         None.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         None.

         (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three month period ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ROSEDALE DECORATIVE PRODUCTS LTD.


Date:    May 15, 2001                          By:    /s/Alan Fine
                                                         Alan Fine
                                                         Chief Executive Officer

Date:    May 15, 2001                          By:    /s/Norman G. Maxwell
                                                         Norman G. Maxwell
                                                         Chief Financial Officer