Form 10QSB
period 2001-06-30
ROSEDALE DECORATIVE PRODUCTS LTD
filed 2001-08-20
CIK 1051357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2001

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

     As of June 30, 2001, 2,755,514 shares of Common Stock, no par value per share, of Rosedale Decorative Products Ltd. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements



                        ROSEDALE DECORATIVE PRODUCTS LTD.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                                   (Unaudited)


                                TABLE OF CONTENTS


       Interim Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000            2 - 3

       Interim Consolidated Statements of Income for the three months ended
        June 30, 2001 and June 30,2000                                                              4

       Interim Consolidated Statements of Operations for the six months ended
        June 30, 2001 and June 30,2000                                                              5

       Interim Consolidated Statements of Cash Flows for the six months ended
       June 30, 2001 and June 30, 2000                                                          6 - 7

       Interim Consolidated Statements of Stockholders' Equity for the six
        months ended June 30, 2001 and June 30, 2000                                                8

       Condensed Notes to Interim Consolidated Financial Statements                            9 - 10


ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of June 30, 2001 and December 31, 2000
(Amounts expressed in US dollars)
(Unaudited)

                                                            2001          2000

                                                             $             $

                                     ASSETS
       CURRENT ASSETS

    Cash .........................................      1,020,028      2,524,394
    Accounts receivable ..........................      3,895,863      3,796,829
    Inventory ....................................      7,188,709      6,375,981
    Prepaid expenses and sundry assets ...........        863,867      1,271,120
    Income taxes recoverable .....................         46,621         34,742
                                                       ----------     ----------

                                                       13,015,088     14,003,066


LOANS RECEIVABLE FROM AFFILIATED COMPANIES .......         22,230         27,022

DEFERRED PRODUCT COSTS ...........................        633,585        589,786

MORTGAGES RECEIVABLE .............................        325,944        329,096

PROPERTY, PLANT AND EQUIPMENT ....................      3,295,050      3,126,084
                                                       ----------     ----------

                                                       17,291,897     18,075,054
                                                       ==========     ==========


          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of June 30, 2001 and December 31, 2000
(Amounts expressed in US dollars)
(Unaudited)

                                                                      2001           2000
                                                                       $               $

                                   LIABILITIES
       CURRENT LIABILITIES

    Bank indebtedness ........................................     4,234,366      4,189,063
    Accounts payable and accrued expenses ....................     4,443,930      4,964,236
                                                                  ----------     ----------

                                                                   8,678,296      9,153,299


LONG TERM DEBT ...............................................       691,149        697,833

DUE TO STOCKHOLDERS & DIRECTORS ..............................       898,602        937,716

DEFERRED INCOME TAXES ........................................       295,773        298,633
                                                                  ----------     ----------

                                                                  10,563,820     11,087,481
                                                                  ----------     ----------

                                          STOCKHOLDERS' EQUITY

COMMON STOCK .................................................     5,029,355      5,038,083

ADDITIONAL PAID-IN CAPITAL ...................................       142,314        142,314

ACCUMULATED OTHER COMPREHENSIVE LOSS .........................      (265,113)      (195,670)

RETAINED EARNINGS ............................................     1,821,521      2,002,846
                                                                  ----------     ----------

                                                                   6,728,077      6,987,573
                                                                  ----------     ----------

                                                                  17,291,897     18,075,054
                                                                  ==========     ==========


          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Income
For the period ended June 30
(Amounts expressed in US dollars)
(Unaudited)

                                                                               Three-months        Three-months
                                                                                     Ended               ended
                                                                                  June 30,            June 30,
                                                                                      2001                2000

                                                                                        $                   $

       SALES                                                                     4,439,314           5,085,579

       COST OF SALES                                                             2,295,320           3,163,518
                                                                                -----------         -----------

       GROSS PROFIT                                                              2,143,994           1,922,061
                                                                                -----------         -----------

       OPERATING EXPENSES

           General and administrative                                              731,429             651,560
           Selling                                                                 858,219             688,610
           Design studio                                                           200,680             186,533
           Book development costs                                                   25,307              40,525
           Amortization                                                            237,331             212,792
                                                                                -----------         -----------

       TOTAL OPERATING EXPENSES                                                  2,052,966           1,780,020
                                                                                -----------         -----------

       OPERATING INCOME                                                             91,028             142,041

           Interest expense                                                       (134,222)            (92,385)
           Exchange gain on Foreign Exchange Contracts                             313,172                   -
                                                                                -----------         -----------

       INCOME BEFORE INCOME TAXES                                                  269,978              49,656

           Income taxes (Recovery)                                                 (13,091)             11,643
                                                                                -----------         -----------

       NET INCOME                                                                  283,069              38,013
                                                                                ===========         ===========

       Basic and diluted Net Income Per Share                                         0.10                0.02
                                                                                ===========         ===========

       Weighted average number of common shares
           Outstanding                                                           2,756,982           2,785,555
                                                                                ===========         ===========

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Operations
For the period ended June 30
(Amounts expressed in US dollars)
(Unaudited)

                                                                                Six-months          Six-months
                                                                                     Ended               ended
                                                                                  June 30,            June 30,
                                                                                      2001                2000

                                                                                        $                   $

       SALES                                                                     9,132,759          11,008,975

       COST OF SALES                                                             5,030,965           6,947,310
                                                                                -----------         -----------

       GROSS PROFIT                                                              4,101,794           4,061,665
                                                                                -----------         -----------

       OPERATING EXPENSES

           General and administrative                                            1,356,197           1,293,398
           Selling                                                               1,631,730           1,394,641
           Design studio                                                           339,637             355,252
           Book development costs                                                   50,834              81,805
           Amortization                                                            475,811             429,545
                                                                                -----------         -----------

       TOTAL OPERATING EXPENSES                                                  3,854,209           3,554,641
                                                                                -----------         -----------

       OPERATING INCOME                                                            247,585             507,024

           Interest expense                                                       (246,165)           (183,470)
           Exchange loss on Foreign Exchange Contracts                            (182,745)                   -
                                                                                -----------         -----------

       INCOME (LOSS) BEFORE INCOME TAXES                                          (181,325)            323,554

           Income taxes                                                                  -              80,442
                                                                                -----------         -----------

       NET INCOME (LOSS)                                                          (181,325)            243,112
                                                                                ===========         ===========

       Basic and diluted Net Income (Loss) Per Share                                 (0.07)               0.09
                                                                                ===========         ===========

       Weighted average number of common shares
           Outstanding                                                           2,760,517           2,785,555
                                                                                ===========         ===========


          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

                                                                               Six-months ended    Six-months ended
                                                                                   June 30            June 30,
                                                                                     2001               2000

                                                                                        $                   $

       Cash flows from operating activities:

           Net income (Loss)                                                      (181,325)            243,112
                                                                                -----------         -----------

           Adjustments to reconcile net income to net cash used in operating activities:

           Amortization of Capital Assets                                          427,528             429,545
           Amortization of deferred product costs                                   99,117                   -
           Exchange loss on foreign exchange contracts                             182,745                   -
           Increase in deferred product costs                                         -                209,966
           Increase in accounts receivable                                        (133,597)         (1,589,208)
           Decrease (increase) in inventory                                       (862,175)            328,601
           (Increase)  decrease in prepaid expenses and sundry assets              389,827             (27,104)
           Decrease in accounts payable and accrued expenses                      (649,222)           (158,461)
           Increase (decrease) in income taxes payable/recoverable                 (12,049)             75,018
                                                                                -----------         -----------

                Total adjustments                                                 (557,826)           (731,643)
                                                                                -----------         -----------

           Net cash used in operating activities                                  (739,151)           (488,531)
                                                                                -----------         -----------

       Cash flows from investing activities:

           Deferred product costs incurred                                        (147,907)                  -
           Purchases of property, plant and equipment                             (623,789)           (548,875)
                                                                                -----------         -----------

           Net cash used in investing activities                                  (771,696)           (548,875)
                                                                                -----------         -----------

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

                                                                               Six-months ended    Six-months ended
                                                                                  June 30,            June 30,
                                                                                      2001                2000

                                                                                        $                   $

       Cash flows from financing activities:

            (Repayment of) Proceeds from bank indebtedness                           84,288           (592,205)
            (Repayment of) proceeds from loans with affiliated companies              4,473           (151,633)
            Purchase of Treasury Stock                                               (8,728)            (6,238)
            (Repayment of) Proceeds from directors loans                            (29,733)           313,461
                                                                                -----------         -----------

            Net cash provided by (used in) financing activities                      50,300           (436,615)
                                                                                -----------         -----------

       Effect of foreign currency exchange rate changes                             (43,819)           (83,891)
                                                                                -----------         -----------

       Net decrease in cash and cash equivalents                                 (1,504,366)        (1,557,912)

       Cash and cash equivalents, January 1, 2001                                 2,524,394          3,240,720
                                                                                -----------         -----------

       End of six month period ended June 30, 2001                                1,020,028          1,682,808
                                                                                ===========         ===========

       Income taxes paid                                                             14,791                NIL
                                                                                ===========         ===========

       Interest paid                                                                259,589            242,512
                                                                                ===========         ===========

See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of changes in Stockholders' Equity (Amounts expressed in US dollars)
(Unaudited)

                                           Common
                                            Stock         Common      Additional                         Other
                                        Number of          Stock         Paid-in       Retained  Comprehensive
                                           Shares         Amount         Capital       Earnings  Income (loss)
                                    -------------  -------------  --------------  -------------  -------------
                                                              $               $              $              $
       Balance as of December 31,
           1999                         2,786,714      5,061,956         142,314     1,710,358         66,849

       Purchase of treasury stock         (22,400)       (23,873)             -              -              -


       Foreign currency translation            -              -               -              -       (262,519)

          Net income for the year              -              -               -         292,488             -
                                        ---------      ---------         -------     ----------      ---------

       Balance as of December 31,
           2000                         2,764,314      5,038,083         142,314      2,002,846      (195,670)


       Purchase of Treasury Stock          (8,800)        (8,728)             -              -              -

       Foreign currency translation            -              -               -              -        (69,443)

       Net loss for the six-month
       Period to June 30, 2001                 -              -               -        (181,325)            -
                                        ---------      ---------         -------     ----------      ---------
       Balance as of June 30,
           2001                         2,755,514      5,029,355         142,314      1,821,521      (265,113)
                                        =========      =========         =======     ==========      =========

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Condensed Notes to Consolidated Financial Statements
As of June 30,2001
 (Amounts expressed in US dollars)
 (Unaudited)


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

                As at June 30, 2001, Rosedale made payments in respect to the above income tax re-assessments amounting to $228,000 to the Province of Ontario. This amount has been included in prepaid expenses and sundry assets.


           b) The company has guaranteed the indebtedness of affiliated companies in the amount of $1,651,000 through general security agreements ranking behind the National Bank of Canada. As at June 30, 2001, the indebtedness of the affiliated companies amounted to $469,000.

           c) The company has issued guarantees secured by general security agreements for the loans made by the Laurentian Bank of Canada to two affiliated companies.

           d) The company has issued a standby letter of credit in the amount of $88,000 to a supplier.

           e) The company has issued standby letters of credit in favour of the Laurentian Bank of Canada in the amount of $376,000.

ROSEDALE DECORATIVE PRODUCTS LTD.
Condensed Notes to Consolidated Financial Statements
As of June 30,2001
 (Amounts expressed in US dollars)
 (Unaudited)



3)       FOREIGN EXCHANGE CONTRACTS - Impact of new Accounting Standard

              As at June 30, 2001, the Company had outstanding foreign exchange contracts to sell U.S. dollars to the National Bank of Canada to hedge against fluctuations in foreign currency. The purpose of the Company's foreign exchange hedging activities is to protect the Company against the risk that the eventual dollar net cash inflows resulting from the sale and purchase of products in foreign currencies will not be adversely affected by changes in exchange rates. It is the Company's policy to use derivative financial instruments to reduce foreign exchange risks and to be able to offset fluctuations in the value of these hedging instruments against fluctuations in the value of the underlying exposures being hedged.

              FAS# 133 and the corresponding amendments under FAS# 138 with respect to Accounting for Derivative instruments and Hedging Activities requires that the ineffective portion of gains or losses attributable to these contracts to be reported in earnings. As at June 30, 2001, the amount of the loss on the foreign exchange contracts was $182,745.

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                    PRIVATE SECURITIES LITIGATION REFORM ACT

     The information contained in this Report on Form 10-QSB and in other public statements by the Company and Company officers include or may contain certain forward-looking statements. When used in this Report or in such statements, the words "estimate," "project," "intends," "expects," "believes" and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those included within the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

Results of Operation

    Three months ended June 30, 2001 as compared to three months ended June 30, 2000.

     Revenues for the three months ended June 30, 2001 were $4,439,314, a 12.7% decrease over prior year revenues of $5,085,579. This decrease resulted mainly from a decline in sales in the U.S. market. We believe that the fallout of the tech industry has had a ripple effect throughout the decorative market with most sectors being down double digits.

     Gross profits as a percentage of revenue for the three months ended June 30, 2001 was 48.3%, as compared to the same period one-year ago of 37.8%. This increase in gross profit margins is primarily attributable to a change in the sales mix.

     Selling expenses have increased by 24.6% to $858,219 for the three-month period ended June 30, 2001 as compared to $688,610 for the same period last year. Wages have increased over last year, as additional staff was required at the retail store to handle increased business. Warehouse wages have also increased over last year as the volume had increased requiring more staffing. Layoffs have been implemented to offset the decrease in revenues.

     General and administrative expenses for the Company increased by 12.3%, to $731,429 for the three months period ended June 30, 2001 from $651,560 for the three months ended June 30, 2000. Wages accounted for the majority of this increase to accommodate the requirements of the retail stores.

     Book development cost for the three-month period ended June 30, 2001 was $25,307 compared to $40,525 for the same period last year. This decrease can be attributed to profits made on collections this year. We believe that it is imperative that we keep our books at display counters in the marketplace, as these sample books are our silent salesperson.

     Design studio expenses for the Company increased by 7.6% to $200,680 for the three months ended June 30, 2001 versus $186,533 for the same period last year. A new design studio was started in the Ontario division during the quarter, with their first collection slated for launch in the fourth quarter of this year.

     Operating income for the three months ended June 30, 2001 decreased to $91,028 from $142,041 for the three months ended June 30, 2000. This decrease is primarily attributable to the decrease in sales and an increase in expenses.

     Interest expense for the Company for the three months ended June 30, 2001 increased to $134,222 from $92,385 for the three months ended June 30, 2000. This increase in interest expense is primarily attributable to higher interest rates and increased borrowings.

     The exchange gain on foreign exchange contracts for the three months ended June 30, 2001 was $313,172. This occurred as the Canadian dollar strengthened by over 0.04 cents during the quarter. In addition, the number of foreign exchange contracts decreased over the period.

     Net income for the three months ended June 30, 2001 was $283,069 as compared to $38,013 for the three months ended June 30, 2000. The improvement relates to the gain on exchange recorded during the quarter.

    Basic and fully diluted earnings per share for the three months ended June 30, 2001 were $0.10 compared to $0.02 for the same period last year.


Six months ended June 30, 2001 as compared to Six months ended June 30, 2000.

     Revenues for the six months ended June 30, 2001 were $9,132,759, a 17% decrease over prior year revenues of $11,008,975. This decrease resulted mainly from an decrease in sales in the U.S. market, as the U.S. economy has slowed dramatically over the last few months.

     Gross profits as a percentage of revenue for the six months ended June 30, 2001 was 44.9%, as compared to the same period one-year ago of 36.9%. This increase in gross profit margins can be attributed to a change in the sales mix. As the majority of our purchases are made in Canadian dollars, a stronger U.S. dollar will have a positive effect on our gross profits. Price increases have been implemented on newly introduced collections to offset the increases received from suppliers.

     Selling expenses have increased by 17% to $1,631,730 for the six-month period ended June 30, 2001 as compared to $1,394,641 for the same period last year. Extra sales people and store personnel have been hired to increase our presence in our local market. This expansion has shown positive results as the retail store as sales have increased by 94% over last year.

     General and administrative expenses for the Company increased by 4.9%, to $1,356,197 for the six months period ended June 30, 2001 from $1,293,398 for the six months ended June 30, 2000. Wages for the retail store accounts for the majority of this increase.

     Rosedale develops wallpaper and fabric sample books, which are created for each collection and sold through distributors. The majority of expenditures for the creation of sample books are incurred in the quarter before the introduction of a collection. Some expenditures are incurred as early as six to eight months in advance. Revenues generated from the sales of sample books are netted from the costs incurred in the same period and the net amount is shown on the income statement. Because expenditures are made in the quarter before the launch of a collection, there is not always a matching of revenues and expenses e.g. costs for a January launch would be recorded in the following year. The Company ensures that there are firm orders in place from customers before significant expenditures are incurred to produce the sample books. Therefore, there is little speculative risk in their production. Book development cost for the six-month period ended June 30, 2001 was $50,834 compared to $81,805 for the same period last year. This decrease can be attributed to lowering costs of manufacturing the books.

     Design studio expenses for the Company decreased by 4.4% to $339,637 for the six months ended June 30, 2001 versus $355,252 for the same period last year. Staff reductions and other related savings have been made as we continue to utilize the CAD system more effectively. This offset the costs of the new studio introduced by the Ontario division.

     Operating income for the six months ended June 30, 2001 decreased 51% to $247,585 from $ 507,024 for the six months ended June 30, 2000. This relates to our weakening revenues as compared to the previous year and increased expenses incurred.

     Interest expense for the Company for the six months ended June 30, 2001 increased to $246,165 from $183,470 for the six months ended June 30, 2000. This increase in interest expense is attributable to higher interest rates and increased borrowings for the operating companies.

     The exchange loss on foreign exchange contracts relates to the new FASB requirement that the ineffective portion of gain or losses attributable to cash flow hedges be reported in earnings. As the U.S. dollar has strengthened dramatically in 2001, the contracts we engaged to protect our margins on U.S. sales had a negative impact on net income. The majority of these contracts will be retired this year, which will negate this charge.

     The net loss for the six months ended June 30, 2001 was $181,325 as compared to net income of $243,112 for the six months ended June 30, 2000. Decreased revenue and the exchange loss on foreign exchange contracts accounted for this change.

    Basic and fully diluted earnings per share for the six months ended June 30, 2001 were $(0.07) compared to $0.09 for the same period last year. Earnings per share were calculated based on the weighted average number of shares outstanding as of June 30, 2001 of 2,760,517 and 2,785,555 shares outstanding as of June 30, 2000.


Liquidity and Capital Resources

     The Company had a negative net change in cash of $1,504,366 for the six months ended June 30, 2001. Use of cash for the period was primarily attributable to an increase in inventories, a reduction in accounts payable and an increase in accounts receivable at the end of the period.

     Cash flows used in investing activities for the six months ending June 30, 2001 were $771,696. This reflected planned capital addition for cylinders, designs and engravings for new collections. It is the Company's intention to continue to utilize a good portion of these funds to develop new product lines of wallpaper and fabric, in addition to continuing the development of our floor coverings, ceiling tiles, and area rug product categories.

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

         None

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits



         (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three month period ended June 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ROSEDALE DECORATIVE PRODUCTS LTD.


Date:    August 16, 2001                      By:    /s/Alan Fine
                                                        Alan Fine

Date:    August 16, 2001                      By:    /s/Norman G. Maxwell
                                                        Norman G. Maxwell