Form 10QSB
period 2001-09-30
ROSEDALE DECORATIVE PRODUCTS LTD
filed 2001-11-19
CIK 1051357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2001

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

     As of September 30, 2001, 2,755,514 shares of Common Stock, no par value per share, of Rosedale Decorative Products Ltd. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                        ROSEDALE DECORATIVE PRODUCTS LTD.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                   (Unaudited)


                                TABLE OF CONTENTS

       Interim Consolidated Balance Sheets as of September 30, 2001 and
        December 31, 2000                                                                                    2 - 3

       Interim Consolidated Statements of Operations for the three months ended
        September 30, 2001 and September 30,2000                                                             4

       Interim Consolidated Statements of Operations for the nine months ended
        September 30, 2001 and September 30,2000                                                             5

       Interim Consolidated Statements of Cash Flows for the nine months ended
       September 30, 2001 and September 30, 2000                                                             6 - 7

       Interim Consolidated Statements of Stockholders' Equity for the nine months
        ended September 30, 2001 and December 31, 2000                                                       8

       Condensed Notes to Interim Consolidated Financial Statements                                          9 - 10

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of September 30, 2001 and December 31, 2000
(Amounts expressed in US dollars)
(Unaudited)

                                                                                  2001                2000
                                                                                    $                   $

                                                        ASSETS
       CURRENT ASSETS

           Cash                                                                    970,181           2,524,394
           Accounts receivable                                                   4,253,416           3,796,829
           Inventory                                                             6,353,207           6,375,981
           Prepaid expenses and sundry assets                                      826,916           1,271,120
           Income taxes recoverable                                                 30,974              34,742
                                                                                ----------          ----------


                                                                                12,434,694          14,003,066


       LOANS RECEIVABLE FROM AFFILIATED COMPANIES                                   29,568              27,022

       DEFERRED PRODUCT COSTS                                                      522,056             589,786

       MORTGAGES RECEIVABLE                                                        312,625             329,096

       PROPERTY, PLANT AND EQUIPMENT                                             3,107,668           3,126,084
                                                                                ----------          ----------



                                                                                16,406,611          18,075,054
                                                                                ==========          ==========



          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of September 30, 2001 and December 31, 2000
(Amounts expressed in US dollars)
(Unaudited)

                                                                                   2001                2000
                                                                                     $                   $

                                                      LIABILITIES
       CURRENT LIABILITIES

           Bank indebtedness                                                     4,385,726           4,189,063
           Accounts payable and accrued expenses                                 4,228,351           4,964,236
                                                                                ----------          ----------

                                                                                 8,614,077           9,153,299


       LONG TERM DEBT                                                              536,205             697,833

       DUE TO STOCKHOLDERS & DIRECTORS                                             858,279             937,716

       DEFERRED INCOME TAXES                                                       283,687             298,633
                                                                                ----------          ----------

                                                                                10,292,248          11,087,481
                                                                                ----------          ----------

                                                 STOCKHOLDERS' EQUITY

       COMMON STOCK                                                              5,029,355           5,038,083

       ADDITIONAL PAID-IN CAPITAL                                                  142,314             142,314

       ACCUMULATED OTHER COMPREHENSIVE LOSS                                       (531,674)           (195,670)

       RETAINED EARNINGS                                                         1,474,368           2,002,846
                                                                                ----------          ----------

                                                                                 6,114,363           6,987,573
                                                                                ----------          ----------

                                                                                16,406,611          18,075,054
                                                                                ==========          ==========


          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Operations
For the period ended September 30
(Amounts expressed in US dollars)
(Unaudited)

                                                                               Three-months        Three-months
                                                                                 Ended               ended
                                                                               September 30,       September 30,
                                                                                  2001                2000

                                                                                        $                   $

       SALES                                                                     4,371,365           5,475,603

       COST OF SALES                                                             2,766,296           3,228,719
                                                                                ----------          ----------

       GROSS PROFIT                                                              1,605,069           2,246,884
                                                                                ----------          ----------

       OPERATING EXPENSES

           General and administrative                                              670,177             696,257
           Selling                                                                 763,883             913,810
           Design studio                                                            64,681             166,537
           Book development costs                                                    (330)              40,903
           Amortization                                                            237,674             214,773
                                                                                ----------          ----------

       TOTAL OPERATING EXPENSES                                                  1,736,085           2,032,280
                                                                                ----------          ----------

       OPERATING INCOME (LOSS)                                                   (131,016)             214,604

           Interest expense                                                      (106,692)           (140,701)
           Exchange loss on Foreign Exchange Contracts                           (109,445)                   -
                                                                                ----------          ----------

       INCOME (LOSS) BEFORE INCOME TAXES                                         (347,153)              73,903

           Income taxes                                                                  -              14,997
                                                                                ----------          ----------

       NET INCOME (LOSS)                                                         (347,153)              58,906
                                                                                ==========          ==========

       Basic and diluted Net Income (Loss) Per Share                                (0.13)                0.02
                                                                                ==========          ==========

       Weighted average number of common shares
           Outstanding                                                           2,755,514           2,772,934
                                                                                ==========          ==========


          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Operations
For the period ended September 30
(Amounts expressed in US dollars)
(Unaudited)

                                                                               Nine-months         Nine-months
                                                                                     Ended               ended
                                                                             September 30,       September 30,
                                                                                      2001                2000

                                                                                        $                   $

       SALES                                                                    13,504,124          16,484,578

       COST OF SALES                                                             7,797,261          10,176,029
                                                                                ----------          ----------

       GROSS PROFIT                                                              5,706,863           6,308,549
                                                                                ----------          ----------

       OPERATING EXPENSES

           General and administrative                                            2,026,374           1,989,655
           Selling                                                               2,395,613           2,308,451
           Design studio                                                           404,318             521,789
           Book development costs                                                   50,504             122,708
           Amortization                                                            713,485             644,318
                                                                                ----------          ----------

       TOTAL OPERATING EXPENSES                                                  5,590,294           5,586,921
                                                                                ----------          ----------

       OPERATING INCOME                                                            116,569             721,628

           Interest expense                                                      (352,857)           (324,171)
           Exchange loss on Foreign Exchange Contracts                           (292,190)                   -
                                                                                ----------          ----------

       INCOME (LOSS) BEFORE INCOME TAXES                                         (528,478)             397,457

           Income taxes                                                                  -              95,439
                                                                                ----------          ----------

       NET INCOME (LOSS)                                                         (528,478)             302,018
                                                                                ==========          ==========

       Basic and diluted Net Income (Loss) Per Share                                (0.19)                0.11
                                                                                ==========          ==========

       Weighted average number of common shares
           Outstanding                                                           2,758,831           2,781,423
                                                                                ==========          ==========



          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

                                                                           Nine-months ended     Nine-months ended
                                                                              September 30          September 30,
                                                                                      2001                2000

                                                                                        $                   $

       Cash flows from operating activities:

           Net income (Loss)                                                     (528,478)             243,112
                                                                                ----------          ----------

           Adjustments to reconcile net income (loss) to net cash used in operating activities:

           Amortization of property, plant and equipment                           637,537             429,545
           Amortization of deferred product costs                                  325,422                   -
           Exchange loss on foreign exchange contracts                             292,190                   -
           Increase in deferred product costs                                            -             209,966
           Increase in accounts receivable                                       (663,463)         (1,589,208)
           Decrease (increase) in inventory                                      (304,052)             328,601
           (Increase)  decrease in prepaid expenses and sundry assets              390,508            (27,104)
           Decrease in accounts payable and accrued expenses                     (792,334)           (158,461)
           Increase in income taxes payable/recoverable                              2,082              75,018
                                                                                ----------          ----------

                Total adjustments                                                (112,110)           (731,643)
                                                                                ----------          ----------

           Net cash used in operating activities                                  (640,588)          (488,531)
                                                                                ----------          ----------

       Cash flows from investing activities:

           Deferred product costs incurred                                       (286,214)                   -
           Purchases of property, plant and equipment                            (779,172)           (548,875)
                                                                                ----------          ----------

           Net cash used in investing activities                               (1,065,386)           (548,875)
                                                                                ----------          ----------





          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

                                                                           Nine-months ended    Nine-months ended
                                                                             September 30,       September 30,
                                                                                      2001                2000

                                                                                        $                   $

       Cash flows from financing activities:

            (Repayment of) Proceeds from bank indebtedness                          416,906          (592,205)
            Repayment of loans with affiliated companies                            (3,999)          (151,633)
            Purchase for Treasury Stock                                             (8,728)            (6,238)
            (Repayment of) Proceeds from directors loans                           (33,354)            313,461
            Repayment of Long Term Debt                                           (130,005)                  -
                                                                                ----------          ----------

            Net cash provided by (used in) financing activities                     240,820          (436,615)
                                                                                ----------          ----------

       Effect of foreign currency exchange rate changes                            (89,059)           (83,891)
                                                                                ----------          ----------

       Net decrease in cash and cash equivalents                                (1,554,213)        (1,557,912)

       Cash and cash equivalents, January 1                                       2,524,394          3,240,720
                                                                                ----------          ----------

       End of nine month period ended September 30                                  970,181          1,682,808
                                                                                ==========          ==========

       Income taxes paid                                                             22,681                NIL
                                                                                ==========          ==========

       Interest paid                                                                316,464            242,512
                                                                                ==========          ==========



          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of changes in Stockholders' Equity (Amounts expressed in US dollars)
(Unaudited)

                                           Common
                                            Stock         Common      Additional                         Other
                                        Number of          Stock         Paid-in       Retained  Comprehensive
                                           Shares         Amount         Capital       Earnings  Income (loss)
                                    -------------  -------------  --------------  -------------  -------------
                                                              $               $              $              $
       Balance as of December 31,
           1999                         2,786,714      5,061,956         142,314      1,710,358        66,849

       Purchase for treasury stock        (22,400)       (23,873)             -              -              -


       Foreign currency translation            -              -               -              -       (262,519)

          Net income for the year              -              -               -         292,488             -
                                    -------------  -------------  --------------  -------------  -------------
       Balance as of December 31,
           2000                         2,764,314      5,038,083         142,314      2,002,846      (195,670)


       Purchase for Treasury Stock        (8,800)        (8,728)              -              -              -

       Foreign currency translation            -              -               -              -       (336,004)

       Net loss for the nine-month
       Period to September 30, 2001            -              -               -       (528,478)             -
                                    -------------  -------------  --------------  -------------  -------------

       Balance as of September 30,
           2001                         2,755,514      5,029,355         142,314      1,474,368      (531,674)
                                    =============  =============  ==============  =============  =============



          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Condensed Notes to Consolidated Financial Statements
As of September 30,2001
 (Amounts expressed in US dollars)
 (Unaudited)


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


                As at September 30, 2001, Rosedale made payments in respect to the above income tax re-assessments amounting to $228,000 to the Province of Ontario. This amount has been included in prepaid expenses and sundry assets.


           b) The company has guaranteed the indebtedness of affiliated companies in the amount of $1,651,000 through general security agreements ranking behind the National Bank of Canada. As at September 30, 2001, the indebtedness of the affiliated companies amounted to $469,000.

           c) The company has issued guarantees secured by general security agreements for the loans made by the Laurentian Bank of Canada to two affiliated companies.

           d) The company has issued standby letters of credit in favour of the Laurentian Bank of Canada in the amount of $376,000.

ROSEDALE DECORATIVE PRODUCTS LTD.
Condensed Notes to Consolidated Financial Statements
As of September 30,2001
 (Amounts expressed in US dollars)
 (Unaudited)



3)       FOREIGN EXCHANGE CONTRACTS - Impact of new Accounting Standard

              As at September 30, 2001, the Company had outstanding foreign exchange contracts to sell U.S. dollars to the National Bank of Canada to hedge against fluctuations in foreign currency. The purpose of the Company's foreign exchange hedging activities is to protect the Company against the risk that the eventual dollar net cash inflows resulting from the sale and purchase of products in foreign currencies will not be adversely affected by changes in exchange rates. It is the Company's policy to use derivative financial instruments to reduce foreign exchange risks and to be able to offset fluctuations in the value of these hedging instruments against fluctuations in the value of the underlying exposures being hedged.

              FAS# 133 and the corresponding amendments under FAS# 138 with respect to Accounting for Derivative instruments and Hedging Activities requires that the ineffective portion of gains or losses attributable to these contracts to be reported in earnings. As at September 30, 2001, the amount of the loss on the foreign exchange contracts was $292,190.

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



Results of Operation

    Three months ended September 30, 2001 as compared to three months ended September 30, 2000.

     Revenues for the three months ended September 30, 2001 were $4,371,365, a 20.2% decrease over prior year revenues of $5,475,603 reflecting a slowdown in the U.S. economy and the impact of September 11th.

     Gross profits as a percentage of revenue for the three months ended September 30, 2001 was 36.7%, as compared to the same period one-year ago of 41.0%. This decrease in gross profit margins is primarily attributable to a large number of closeouts and overstocks being sold to reduce inventory.

     Selling expenses have decreased by 16.4% to $763,883 for the three-month period ended September 30, 2001 as compared to $913,810 for the same period last year. Layoffs have been implemented to offset the decrease in revenues as well as commissions falling due to the revenue decrease from U.S. sales.

     General and administrative expenses for the Company decreased by 3.7%, to $670,177 for the three months period ended September 30, 2001 from $696,257 for the three months ended September 30, 2000. Layoffs have been implemented to offset the decrease in revenues from U.S. sales.

     Book development cost for the three-month period ended September 30, 2001 was a profit of $330 compared to a cost of $40,903 for the same period last year. This decrease can be attributed to profits made on collections this year. We believe that it is imperative that we keep our books at display counters in the marketplace, as these sample books are our silent salesperson.

     Design studio expenses for the Company decreased by 61.2% to $64,681 for the three months ended September 30, 2001 versus $166,537 for the same period last year. Due to the slowdown in the economy, a decision was made to delay the launch of two collections originally planned for this year resulting in a deferral of the costs incurred to date.

     The operating loss for the three months ended September 30, 2001 was $131,016 compared to an income of $214,604 for the three months ended September 30, 2000. This decrease is primarily attributable to the decrease in sales and gross profit.

     Interest expense for the Company for the three months ended September 30, 2001 decreased to $106,692 from $140,701 for the three months ended September 30, 2000. This decrease in interest expense is primarily attributable to lower interest rates.

     The exchange loss on foreign exchange contracts for the three months ended September 30, 2001 was $109,445. This occurred as the Canadian dollar weakened dramatically during the quarter.

     Net loss for the three months ended September 30, 2001 was $347,153 as compared to income of $58,906 for the three months ended September 30, 2000. This related to weak sales and the exchange loss for the quarter.

    Basic and fully diluted loss per share for the three months ended September 30, 2001 were ($0.13) compared to earnings of $0.02 for the same period last year.



Nine months ended September 30, 2001 as compared to Nine months ended September 30, 2000.

     Revenues for the nine months ended September 30, 2001 were $13,504,124, a 18% decrease over prior year revenues of $16,484,578. This decrease resulted mainly from a decrease in sales in the U.S. market, reflecting a slowdown in the U.S. economy during the year and the impact of September 11th.

     Gross profits as a percentage of revenue for the nine months ended September 30, 2001 was 42.3%, as compared to the same period one-year ago of 38.3%. This increase in gross profit margins can be attributed to a change in the sales mix. As the majority of our purchases are made in Canadian dollars, a stronger U.S. dollar will have a positive effect on our gross profits. Price increases have been implemented on newly introduced collections to offset the increases received from suppliers.

     Selling expenses have increased by 3.8% to $2,395,613 for the nine-month period ended September 30, 2001 as compared to $2,308,451 for the same period last year. Extra sales people and store personnel have been hired to increase our presence in our local market to counter the impact of the decline in U.S. sales. This expansion has shown positive results as the retail store as sales have increased by 55% over last year.

     General and administrative expenses for the Company increased by 1.8%, to $2,026,374 for the nine months period ended September 30, 2001 from $1,989,655 for the nine months ended September 30, 2000. Wages for the administration of the retail store accounts for the majority of this increase.

     Rosedale develops wallpaper and fabric sample books, which are created for each collection and sold through distributors. The majority of expenditures for the creation of sample books are incurred in the quarter before the introduction of a collection. Some expenditures are incurred as early as nine to eight months in advance. Revenues generated from the sales of sample books are netted from the costs incurred in the same period and the net amount is shown on the income statement. Because expenditures are made in the quarter before the launch of a collection, there is not always a matching of revenues and expenses e.g. costs for a January launch would be recorded in the following year. The Company ensures that there are firm orders in place from customers before significant expenditures are incurred to produce the sample books. Therefore, there is little speculative risk in their production. Book development cost for the nine-month period ended September 30, 2001 was $50,504 compared to $122,708 for the same period last year. This decrease can be attributed to lowering costs of manufacturing the books.

     Design studio expenses for the Company decreased by 22.5% to $404,318 for the nine months ended September 30, 2001 versus $521,789 for the same period last year. Staff reductions and other related savings have been made as we continue to utilize the CAD system more effectively. We have also cut back on the number of collections being launched due the weak economy resulting in a deferral of the costs incurred to date.

     Operating income for the nine months ended September 30, 2001 decreased to $116,569 from $ 721,628 for the nine months ended September 30, 2000. This relates strictly to our weakening revenues as compared to the previous year.

     Interest expense for the Company for the nine months ended September 30, 2001 increased to $352,857 from $324,171 for the nine months ended September 30, 2000. This increase in interest expense is attributable to increased borrowings for the operating companies.

     The exchange loss on foreign exchange contracts of $292,190 relates to the new FASB requirement that the ineffective portion of gain or losses attributable to cash flow hedges be reported in earnings. As the U.S. dollar has strengthened dramatically in 2001, the contracts we engaged to protect our margins on U.S. sales had a negative impact on net income. The majority of these contracts will be retired this year, which will negate this charge.

     The net loss for the nine months ended September 30, 2001 was $528,478 as compared to net income of $302,018 for the nine months ended September 30, 2000. Decreased revenue and the exchange loss on foreign exchange contracts accounted for this change.

    Basic and fully diluted loss per share for the nine months ended September 30, 2001 were $(0.19) compared to earnings of $0.11 for the same period last year. Earnings (loss) per share were calculated based on the weighted average number of shares outstanding as of September 30, 2001 of 2,758,831 and 2,781,423 shares outstanding as of September 30, 2000.

Liquidity and Capital Resources

     The Company had a negative net change in cash of $1,554,213 for the nine months ended September 30, 2001. Use of cash for the period was primarily attributable to an increase in inventories, a reduction in accounts payable and an increase in accounts receivable at the end of the period.

     Cash flows used in investing activities for the nine months ending September 30, 2001 were $1,065,386. This reflected planned capital addition for cylinders, designs and engravings for new collections. It is the Company's intention to continue to utilize a good portion of these funds to develop new product lines of wallpaper and fabric, in addition to continuing the development of our floor coverings, ceiling tiles, and area rug product categories.

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

         None

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits



         (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three-month period ended September 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ROSEDALE DECORATIVE PRODUCTS LTD.


Date:    November 19, 2001                    By:    /s/Alan Fine
                                                        Alan Fine

Date:    November 19, 2001                   By:    /s/Norman G. Maxwell
                                                       Norman G. Maxwell