Form 10KSB
period 2001-12-31
ROSEDALE DECORATIVE PRODUCTS LTD
filed 2002-03-29
CIK 1051357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2001

                        Commission File Number 001-14898

                        ROSEDALE DECORATIVE PRODUCTS LTD
                     ---------------------------------------

             (Exact name of registrant as specified in its charter)

           Ontario, Canada                                   N/A
-------------------------------------------       ---------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenues for the year ended December 31, 2001, were $17,781,160.

As of March 20, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The NASDAQ Stock Market last sale price of $0.30 on March 20, 2002) was $376,654.

As of March 20, 2002, there were 2,755,514 shares of the registrant's common stock outstanding.


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

General

         The Company, through its two wholly owned subsidiaries, Ontario and Rosedale, designs, markets and distributes residential wallcoverings and designer fabrics. The Company also operates one retail paint and wallpaper store located in downtown Toronto, Canada, which has been in continuous operation since 1913. The Company's products include wallpaper and wallpaper borders (which are collectively referred to as wallcoverings), designer fabrics, area rugs, ceiling panels and paint.

         The Company designs and distributes its owned branded wallcovering and designer fabric collections, as well as distributing other manufacturers' wallcoverings on a wholesale basis. Wallcoverings and fabrics sold under Company brand names are manufactured for the Company on an outsource basis by third party manufacturers. Design and distribution of Company brand wallcoverings is accomplished through its Rosedale subsidiary, and to a increasing extent, through its Ontario subsidiary. Wholesale distribution of other manufacturers' wallcoverings is accomplished through the Company's Ontario subsidiary.

         The Company's Rosedale subsidiary has received a number of industry-recognized awards. Since 1994, the Rosedale subsidiary has received the "Estate Award for Excellence in Wallcovering Design" on many separate occasions. This award is presented by a leading trade publication in recognition of wallcovering collections that exhibit outstanding design characteristics. In addition, Rosedale has received the "Hot Line Elite" award on numerous occasions, which is presented by another leading trade publication to the wallcovering producer whose collections have been cited by independent retail stores throughout the United States as top sellers. Its largest distributor, The Blonder Company, has also named Rosedale "Supplier of the Year" (most recently in 1998) despite the fact that its collections represent only approximately 5% of the total wallcovering collections offered by The Blonder Company in each year.

         Sales of Company's name brand wallcoverings account for approximately 56% of the Company's total revenues and wholesale distribution of wallcoverings under non-company brand names accounts for approximately 18% of the Company's total revenues. Sales of designer fabrics account for approximately 10% of the Company's revenues and the Company's retail paint and wallpaper store generates approximately 16% of the Company's annual revenues.

         In 2001, the Company distributed approximately 27 Company brand wallcovering and fabric collections to approximately 10,000 to 20,000 retail wallpaper and paint stores worldwide. In addition, in 2001, the Company's Ontario subsidiary distributed approximately 66 non-Company brand wallcovering collections to approximately 1,500-2,000 home decorating stores in Canada.

         The Company believes that its product mix of wallcoverings, designer fabrics and paints, along with its newer floor covering, wooden window blinds and ceiling tile offerings presents significant cross marketing opportunities. Rosedale has introduced wallcovering and fabric sample books that include coordinated carpets and area rugs - a first in the industry.

Company Brands

         The Company designs and distributes approximately nine different lines of wallcoverings and fabrics sold under the Company's own brand names each year. A selection of wallcovering and fabric collections are sold under each of the Company's brand names. Each wallcovering collection sold by the Company consists of a variety of coordinated wallpapers, borders and fabrics. Collections take approximately twelve months to develop and are generally available in the marketplace for a minimum of two years after launch. The Company's Rosedale subsidiary designs and distributes four wallcovering collections and two fabric programs per year, sold under five brand names. The Ontario subsidiary designs and distributes six wallcovering collections per year, sold under six brand names. These products are distributed to approximately 10,000 to 20,000 retail stores and interior designers worldwide.

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

         Each of the Company's subsidiaries maintains its own design studio and creative staff. Rosedale's design studio is located in its Concord, Ontario facility. The Company's Rosedale subsidiary has a state of the art computer aided design (CAD) system, with two workstations, for the creation and coloring of wallcovering and fabric designs. The system provides Rosedale's design staff with the ability to produce a wide variety of designs and color schemes and has reduced the time required for producing finished designs. The Company's Ontario subsidiary maintains a design studio and staff in London, England and has just hired a design staff and installed a CAD system at their location in Concord to expand their own lines.

         Company brand name wallcoverings and fabrics include; Rosedale, Cambridge Studios, Hamilton House, Kingsway Fabrics, Concord, Bridle Path, Sweetwater, Caledon, Glenayr and Ridley Nash. The Company's brand name wallcoverings and fabrics are targeted for middle and upper-middle income consumers, as well as the high-end interior designer market where the Company's wallcoverings compete based upon quality and design. The Company does not design wallcovering and fabric collections for the lower end of the market where competition is based primarily upon price.

         The Company's Rosedale and Cambridge Studios brands were established in 1987 and 1993, respectively, and are designed and marketed by the Company's Rosedale subsidiary. The Concord , Glenayr and Ridley Nash lines of wallcoverings were established in 1992, 1995 and 1996, respectively and are designed by the design staff of the Company's Ontario subsidiary. Ontario launched Bridle Path Designs in 2000 using an outside designer. Caledon Designs was launched in 2001 as was Sweetwater. Each year, the Company produces approximately ten different lines of wallcoverings under its Rosedale, Cambridge Studios, Concord, Bridle Path, Glenayr, Caledon, Sweetwater and Ridley Nash brands. Wallcovering collections sold under all eight brand names are targeted to middle to and upper middle-income consumers.

         The Concord, Glenayr and Ridley Nash brands were established by the Company's Ontario subsidiary to provide the subsidiary with its own brand name of wallpaper products for introduction into the United States market. These brands are created in London, England by the Company's design staff. The Company designs and distributes one wallcovering collection per year under each brand name. Both lines of wallcoverings are targeted for middle to upper income consumers.

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


Decorative Fabrics and Floor Coverings

         As part of the Company's growth strategy, its Rosedale subsidiary has expanded its product lines to include coordinated products, namely decorative fabrics, soft window treatments and floor coverings. The Company's decorative fabric products are sold under the Kingsway Fabrics brand name and are intended to be utilized by consumers for draperies, upholstery and bed coverings. Rosedale has expanded its operations into the coordinated fabric market to take advantage of a perceived trend towards coordinated selling in the home decorating industry. These changes affect the way that products are introduced into the market as well as the nature of consumer buying habits.

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


Third Party Manufacturing

         Wallcovering manufacturers in the United Kingdom, Canada and the United States manufacture company brand wallcoverings for the Company. The Company's Rosedale and Cambridge Studios lines of wallcoverings are manufactured in the United Kingdom by Imperial Home Decor Group ("Borden") and Zen Wallcoverings Ltd. ("Zen"), and in Canada by Blue Mountain Wallcoverings Ltd .

         Designer fabric collections, designed by the Company and sold under the Kingsway Fabrics brand name, are manufactured in the United States and overseas.

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


Wholesale Distribution of Wallcoverings Manufactured by Third Parties

         The Company, through its Ontario subsidiary, is a wholesale distributor of wallcoverings designed and produced by manufacturers located in the United Kingdom and Canada. The Company markets wallcovering collections produced by third party manufactures under each manufacturer's brand names. The Company has distribution agreements with IHDG located in the U.S. and with Norwall Group Inc. ("Norwall"), located in Canada. The Company's distribution agreements with IHDG and Norwall provide the Company with the exclusive Canadian distribution rights for each manufacturers' wallcovering lines. The Company believes that its position as one of the few remaining distributors not owned by a manufacturing facility makes it an attractive distributor to manufacturers that do not want to distribute their products through competing manufacturers.


New Products

         The Company has expanded the products offered by its Ontario subsidiary to include a line of retro art decorative ceiling tiles for commercial and residential customers. The decorative ceiling tiles are designed to fit into standard suspension ceiling frameworks and are embossed with designs that emulate ceilings found in many turn of the century buildings. This provides commercial and residential customers with the ability to add Victorian style ceilings to their decor. The Company believes that its decorative ceiling tiles will be attractive to commercial users, such as restaurants looking to recreate the look of the late 1800's. The decorative ceiling tiles were launched in Canada in the fourth quarter of 1999 and will be introduced into the U.S. market in early 2002. The Ontario subsidiary has also obtained distribution rights to a new line of Wooden window treatments, which they will begin to distribute in early 2002. They have also began distributing a new product called Wallpapers for Windows, which has received world wide interest. It is anticipated that the Company will do very well with additional products.


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

         The retail store offers special services to attract and maintain commercial customers. The store maintains detailed records of paint purchases by commercial customers. Commercial customers that have purchased paint in the past can order additional paint simply by telephoning the store and indicating which area of their building requires paint. The store manager then retrieves the stored information about the building, selects the correct paint colors for the commercial customer, and delivers the paint to the customer. In addition, the Company has a portable paint scanner, which provides retail store employees with the ability to visit a building and scan the building's paints and return to the store where the scanned information is transferred to a paint mixer, which then mixes matching paint colors.

         In the fourth quarter of 2000, decorative hardware and gift accessories were added to the product lines carried by the retail store. These lines grew steadily during 2001 and management believes that further growth in 2002 will occur.


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

         It takes between 10 to 12 months from the time that the Company approves designs for a collection to the shipping of sample books for that collection. The Company has begun producing preview copies of its sample books using its in house computer aided design ("CAD") system. This system allows Rosedale & Ontario to preview its collections to distributors and to make changes to its collections based upon feedback from distributors before the final printing of sample books. This has resulted in a significant cost saving to the Company. The Company believes that this innovation will also allow it to more specifically tailor its collections and sample books to consumer trends in the markets on a more timely basis.


Canadian Distribution

         The Company sells approximately 28% of its wallcoverings and fabrics in Canada through its Ontario subsidiary. The balance of its sales is through regional distributors and national chains such as Color Your World and Sears Canada. Regional distributors include Crown Wallcoverings, the largest distributor to the Canadian interior design market and Images Wallcoverings. Images Wallcoverings Ltd. is a distributor located on the west coast of Canada and is also a sub distributor for Ontario.


United States Distribution

         Approximately 60% of the Company's wallcovering sales are made in the United States. The Company distributes its wallcoverings in the United States through sales to national and regional distributors as well as sales to large retail wallpaper chains. Regional distributors of the Company's products in the United States include Hunter & Co., Key Wallcoverings, G&W Distributors, Fashion Wallcoverings, Olney Wallcoverings, Eisenhart Wallcoverings and Aztec. National distributors include The Blonder Company, which distributes the Company's Cambridge Studios, Sweetwater and Ridley Nash brands, Patton Wallcoverings, which distributes Caledon Designs and Imperial Home Decor Group, which distributes other lines of Wallcoverings under their own label.

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

         The Company competes primarily within the residential wallcovering segment of the home decorative industry, which is a sector of the building supplies industry that caters to the do-it-yourself market. Currently the wallcovering segment is fragmented, comprised of many small and medium sized companies with no single large company dominating the market. Management believes that several of the companies within this segment may consider consolidation and may be acquisition targets for the Company in the future, although there can be no assurances that the Company will be able to identify such acquisition target or consummate an acquisition on terms that are acceptable to the Company.

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


Employees

         As of December 31, 2001, the Company employed 71 (66 on a full time basis) persons, which includes 7 senior executives, 26 sales staff persons (22 full time, 4 part time),10 design studio (9 full time, 1 part time), 11 support staff persons and 17 warehouse workers. The Company has no unionized employees and believes that its relationship with its employees is satisfactory.

Item 2.  PROPERTIES AND FACILITIES

         The Company leases facilities in Concord, Ontario for each of its subsidiaries. The Company leases an approximately 78,000 square foot facility for its Ontario subsidiary. The lease was amended July 13, 1995, and expires on October 31, 2004, with an annual base rent of Cdn. $260,027. The building houses Ontario's executive offices, warehouse and showroom and the executive offices of Rosedale Decorative Products. The Company leases a 47,000 square foot facility for its Rosedale subsidiary. The lease for the Rosedale facility runs through October 31, 2004, and has a base annual rent of Cdn.$176,640. The Rosedale subsidiary houses the subsidiary's design facilities, executive offices, warehouse and showroom. Rosedale leases space in High Point, North Carolina that runs through March 1, 2003, with an annual base rent of US $20,137. This facility houses a showroom for the fabric division.

         The Company also leases space for its retail paint store, located in downtown Toronto, from two companies owned by Alan Fine, Chief Executive Officer of the Company, and Sid Ackerman, the Company's President. These leases calls for rental payments in the amount of Cdn. $24,000 and $30,000 per annum, plus property taxes, payable in equal monthly installments of Cdn. $2,000 and $2,500 respectively. The leases are for a five-year term. The Company leases space for its retail paint store from a company owned by Sid Ackerman. This lease calls for payments of Cdn. $36,000 per annum with the same terms as the other leases.

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

         Although the Company is not a party in the following legal proceeding, Alan Fine, the Company's Chief Executive Officer, and Sidney Ackerman, the Company's President, are engaged in litigation with each other in the Ontario (Canada) Superior Court of Justice. Mr. Fine commenced the action against Mr. Ackerman on April 26, 2001. The suit states that there is a Voting Trust Agreement ("VTA") between Mr. Fine and Mr. Ackerman, which requires that the two vote their shareholdings together. The VTA does not provide an exit mechanism to either shareholder and does not enable them to separate their shareholdings. Mr. Fine is seeking relief to ensure the parties enter in a buy-sell agreement to provide for the orderly exit of one or the other. Both parties are vigorously working towards an amicable settlement.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                                    PART II.


Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

          (a) The high and low bid price of the Company's common stock for each quarter since its initial public offering which commenced on June 18, 1998, through the close of its fiscal year on December 31, 2001 are as follows:

         ------------------- ---------------- -----------------

         Date                     High              Low
         ------------------- ---------------- -----------------
         6/30/98                 $7.625            $7.00

         9/30/98                 $9.375            $6.875

         12/31/98                $7.750            $4.562

         3/31/99                 $4.750            $1.750

         6/30/99                 $2.593            $1.000

         9/30/99                 $1.625            $1.000

         12/31/99                $4.000            $1.000

         3/31/00                 $2.1250           $0.63

         6/30/00                 $1.188            $0.031

         9/30/00                 $1.063            $0.563

         12/31/00                $1.063            $0.25
         3/31/01                  $1.30            $0.44
         6/30/01                  $1.05            $0.20
         9/30/01                  $0.86            $0.51
         12/31/01                 $0.55            $0.27

         ------------------- ---------------- -----------------

         The transfer agent of our common stock is Continental Stock & Transfer Company, New York, New York.

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


Management's Plans for 2002

         The Company will continue to take appropriate steps to continue to improve performance in 2002. The economy has shown some signs of turning around, especially in the U.S. We continue to source products for distribution, which complement our existing offering. Selling prices on collections launched in 2002 will continue to be increased to show a positive impact on margins. A cutting charge for single rolls, which was instituted in 2000, will continue to generate revenue and save man-hours. The export market is on the rebound, with new customers in England, France, Italy, Australia, New Zealand and Mexico, plus the resurgence in the eastern block, which should fair well for us in 2002. The retail operation is anticipated to have a substantial double-digit growth again in 2002. The Rosedale division plans to continue to grow its Kingsway Fabrics Division with penetration into the contract fabrics market. This market includes hotels, cruise ships and pleasure craft.

          The Ontario division hired Malcolm Cooper and Shannon Jackman, internationally known designers, to develop lines for the world market. Ontario intends to launch five additional collections in 2002, which could result in an additional $1.7 - 2 million in sales. Coupled with the continued success of the decorative ceiling panels program and the introduction of the Wood Blind window treatments, 2002 will have the potential of being a very profitable year for the Company.

         Expenses are being watched closely, with certain areas being cut. The Company anticipates continued savings in cost of sample book production.

         It is management's intention to continue to rationalize the efficiency of the Company's operations and attain increased profitability in 2002.


Results of Operations

         Fiscal year ended December 31, 2001 compared to the fiscal year December 31, 2000

         Revenues for the fiscal year ended December 31, 2001 were $17,781,160, a 16.2% decrease over prior year revenues of $21,216,386. This decrease was due to mainly a slowdown in the U.S. economy, which was further impacted by September 11th. Canada, whose economy is closely tied to the U.S. showed a substantial decrease in sales, whereas the export market showed a healthy increase. The retail operation in Toronto increased sales by over 43% in 2001. The Kingsway Fabrics division's sales continue to increase every year.

         Gross Profit for the Company for the fiscal year ended December 31, 2001 was 41.2% of sales, an increase as compared to the same period one-year ago, which was 38.4%. This increase in gross profit margin can be attributed to the strength of the U.S. dollar and the price increases established in 2001.

         Selling expenses for the Company increased by 3.0% to $3,128,846 for the fiscal year ended December 31, 2001 as compared to $3,036,650 for the fiscal year ended December 31, 2000. A bin expense was incurred in 2000, when Rosedale Wallcoverings entered into a three-year agreement with Sherwin Williams to supply stock to their stores. In return, Rosedale was required to buy the bin space, with the expense being allocated over eighteen months. This has been totally accounted for by the end of 2001.

         General and administrative expenses for the Company decreased by 4.2%, to $2,555,952 for the fiscal year ended December 31, 2001 from $2,667,969 for the fiscal year ended December 31, 2000. This decrease relates solely to the difference in the conversion rate of the U.S. dollar from year to year.

         Rosedale develops wallpaper and fabric sample books, which are created for each collection and sold through distributors. The majority of expenditures for the creation of sample books are incurred in the quarter before the introduction of a collection. Some expenditures are incurred as early as eight to ten months in advance. Revenues generated from the sales of sample books are netted from the costs incurred in the same period and the net amount is shown on the income statement. Because expenditures are made in the quarter before the launch of a collection, there is not always a matching of revenues and expenses e.g. costs for a January launch would be recorded in the preceding year. The Company ensures that there are firm orders in place from customers before significant expenditures are incurred to produce the sample books. Therefore, there is little speculative risk in their production. Book development produced revenue for the fiscal year ended December 31, 2001 of $36,941 compared to $16,558 for the same period last year.


         Design studio expenses for the Company decreased by 3.5% to for the fiscal year ended December 31, 2001, to $652,072 versus $675,799 for the fiscal year ended December 31, 2000. This decrease is attributable to a further reduction in wages and computer costs.

         The operating loss for the fiscal year ended December 31, 2001 was $53,535 compared to an operating profit of $830,480 for the fiscal year ended December 31, 2000. This significant turnaround in profitability is attributable mainly to decreased sales volumes.

         The Company was forced by the National Bank to cancel a portion of their foreign exchange contracts in October 2001, which resulted in a cancellation fee of $214,668. This was a change in policy by the bank, as they had allowed the contracts to be rolled forward in the past. This had a major impact on our profitability for the year.

         Interest expense and bank charges for the Company for the fiscal year ended December 31, 2001 decreased $170,156 to $255,914 from $426,070 for the year ended December 31, 1999. This decrease in interest expense is attributable to decreased interest rates and the waiving of interest on the loans to directors for the last two years.

         The exchange loss on foreign exchange contracts of $41,992 relates to the new FASB requirement that the ineffective portion of gain or losses attributable to cash flow hedges be reported in earnings. As the U.S. dollar has strengthened dramatically in 2001, the contracts we engaged to protect our margins on U.S. sales had a negative impact on net income.

         The net loss for the fiscal year ended December 31, 2001 was $565,373, as compared to a net profit of $292,488 for the fiscal year ended December 31, 2000.

         The loss per share for the fiscal year ended December 31, 2001 were $0.20 compared to a profit per share of $0.11 for the fiscal year ended December 31, 2000. Earnings per share were calculated for both periods based on the weighted average number of shares issued in each year. The weighted average number of shares for 2001 was 2,757,995 and 2,777,181 for 2000.


Liquidity and Capital Resources

         The Company had a negative net change in cash of $626,941 for the fiscal year ended December 31, 2001. This was attributable to paying down of accounts payable, and capital additions. In addition, the company was able to effectively manage its inventory resulting in a decrease of $555,635.

         Cash flows used in investing activities for the fiscal year ended December 31, 2001 were $1,876,926. This reflected capital addition for cylinders, designs and engravings for new collections. It is the Company's intention to utilize a good portion of the funds to develop new product lines of wallpaper plus continue the development of floor coverings, ceiling tiles and other product lines to complement our product offer.


Item 7.  FINANCIAL STATEMENTS

                        ROSEDALE DECORATIVE PRODUCTS LTD.

                        CONSOLIDATED FINANCIAL STATEMENTS

                  AS OF DECEMBER 31, 2001 AND DECEMBER 31, 2000

                  TOGETHER WITH REPORT OF INDEPENDENT AUDITORS

                                TABLE OF CONTENTS


       Report of Independent Auditors                                                                        1

       Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000                         2 - 3

       Consolidated Statements of Operations for the years ended December 31, 2001,
           December 31, 2000 and December 31, 1999                                                           4

       Consolidated Statements of Cash Flows for the years ended December 31, 2001,
           December 31, 2000 and December 31, 1999                                                       5 - 6

       Consolidated Statements of Changes in Stockholders' Equity for the years ended
           December 31, 2001, December 31, 2000 and December 31, 1999                                        7

       Notes to Consolidated Financial Statements                                                       8 - 24

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA



                         REPORT OF INDEPENDENT AUDITORS


       To the Board of Directors and Stockholders of Rosedale Decorative Products Ltd.

       We have audited the accompanying consolidated balance sheets of Rosedale Decorative Products Ltd. (incorporated in Canada) as of December 31, 2001 and 2000 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the management of Rosedale Decorative Products Ltd. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rosedale Decorative Products Ltd. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years ended December 31, 2001, 2000 and 1999, in conformity with generally accepted accounting principles in the United States of America.

       Since the accompanying financial statements have not been prepared and audited in accordance with generally accepted accounting principles and standards in Canada, they may not satisfy the reporting requirements of Canadian statutes and regulations.




       Toronto, Ontario
       February 11, 2002                                   Chartered Accountants

                    1167 Caledonia Road
                    Toronto, Ontario M6A 2X1
                    Fax:  416 785 5663
                    Tel:  416 785 5353

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Balance Sheets
As of December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)

                                                                                      2001               2000

                                                                                        $                  $
                                                           ASSETS
       CURRENT ASSETS

           Cash                                                                  1,897,453           2,524,394
           Accounts receivable (notes 3 and 9)                                   4,018,712           3,796,829
           Inventory (notes 4 and 9)                                             5,462,180           6,375,981
           Prepaid expenses and sundry assets (note 5)                             883,580           1,271,120
           Income taxes recoverable                                                 41,858              34,742
                                                                                ----------          ----------

                                                                                12,303,783          14,003,066

       DEFERRED PRODUCT COSTS (note 6)                                             559,329             589,786

       MORTGAGES RECEIVABLE (note 7)                                               309,820             329,096

       PROPERTY, PLANT AND EQUIPMENT (note 8)                                    3,392,450           3,126,084
                                                                                ----------          ----------













                                                                                16,565,382          18,048,032
                                                                                ----------          ----------


       APPROVED ON BEHALF OF THE BOARD

                                                     Director
       ----------------------------------------------

                                                        Director
       -------------------------------------------------

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Balance Sheets
As of December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)

                                                                                      2001                2000

                                                                                        $                   $
                                                         LIABILITIES
       CURRENT LIABILITIES

           Bank indebtedness (note 9)                                            4,886,846           4,189,063
           Accounts payable and accrued expenses (note 10)                       4,226,715           4,964,236
                                                                                ----------          ----------

                                                                                 9,113,561           9,153,299

       DUE TO STOCKHOLDERS AND DIRECTORS (note 11)                               1,150,573           1,608,527

       DEFERRED INCOME TAXES                                                       281,140             298,633
                                                                                ----------          ----------

                                                                                10,545,274          11,060,459
                                                                                ----------          ----------

                                                    STOCKHOLDERS' EQUITY

       COMMON STOCK (note 12)                                                    5,029,355           5,038,083

       ADDITIONAL PAID-IN CAPITAL (note 12)                                        142,314             142,314


       ACCUMULATED OTHER COMPREHENSIVE LOSS                                      (589,034)           (195,670)


       RETAINED EARNINGS                                                         1,437,473           2,002,846
                                                                                ----------          ----------

                                                                                 6,020,108           6,987,573
                                                                                ----------          ----------

                                                                                16,565,382          18,048,032
                                                                                ==========          ==========


     The accompanying notes are an integral part of these consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Statements of Operations
For the years ended December 31
(Amounts expressed in US dollars)

                                                                   2001               2000                1999

                                                                     $                  $                   $

       SALES                                                 17,781,160         21,216,386          16,908,400

       COST OF SALES                                         10,448,099         13,066,808          11,179,513
                                                             ----------         ----------          ----------

       GROSS PROFIT                                           7,333,061          8,149,578           5,728,887
                                                             ----------         ----------          ----------

       OPERATING EXPENSES

           General and administrative                         2,555,952          2,667,969           2,749,065
           Selling                                            3,128,846          3,036,650           2,496,841
           Design studio                                        652,072            675,799             791,741
           Book development costs recovered                    (36,941)           (16,558)             (2,593)
           Amortization                                       1,086,667            955,238             815,374
                                                             ----------         ----------          ----------


       TOTAL OPERATING EXPENSES                               7,386,596          7,319,098           6,850,428
                                                             ----------         ----------          ----------

       OPERATING INCOME (LOSS)                                 (53,535)            830,480         (1,121,541)

           Cancellation fee - foreign exchange
              contract (note 13)                                214,668                 -                   -
           Interest expense                                     255,914            426,070             265,990
           Exchange loss on foreign exchange
              contracts                                          41,992                 -                   -
                                                             ----------         ----------          ----------

       INCOME (LOSS) BEFORE INCOME TAXES                      (566,109)            404,410         (1,387,531)

           Income taxes (recovery) (note 14)                      (736)            111,922             140,719
                                                             ----------         ----------          ----------

       NET INCOME (LOSS)                                      (565,373)            292,488         (1,528,250)
                                                             ----------         ----------          ----------

       Net earnings (loss) per common share,
           basic and diluted (note 16)                           (0.20)               0.11              (0.55)
                                                             ----------         ----------          ----------

       Weighted average number of common
           shares outstanding                                 2,757,995          2,777,181           2,769,997
                                                             ==========         ==========          ==========

     The accompanying notes are an integral part of these consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Statements of Cash Flows
For the years ended December 31
(Amounts expressed in US dollars)

                                                                   2001               2000               1999

                                                                     $                  $                  $

       Cash flows from operating activities:

           Net income (loss)                                  (565,373)            292,488        (1,528,250)
                                                             ----------         ----------        -----------

           Adjustments to reconcile net income to
           net cash provided by operating
           activities:

           Amortization of property, plant
                and equipment                                 1,086,667            955,238            815,374
           Amortization of deferred product costs               323,832            294,954            483,584
           Exchange loss on foreign exchange contracts           41,992                 -                  -
           (Increase) decrease in accounts receivable          (456,879)          (586,066)           568,201
           Decrease in inventory                                555,635            739,648            286,443
           (Increase) decrease in prepaid expenses
               and sundry assets                                321,957           (674,947)          (310,170)
           Decrease in deferred policy costs                         -                  -             277,090
           Increase (decrease) in accounts payable
              and accrued expenses                             (501,390)          (128,480)           410,952
           (Increase) decrease in income taxes
              recoverable                                        (9,410)            58,047            (53,110)
           Increase in deferred income taxes                         -              87,800             51,824
                                                             ----------         ----------        -----------

           Total adjustments                                  1,362,404            746,194          2,530,188
                                                             ----------         ----------        -----------

           Net cash provided by operating
               activities                                       797,031          1,038,682          1,001,938
                                                             ----------         ----------        -----------

       Cash flows from investing activities:

           Purchases of property, plant and
               equipment                                     (1,548,887)        (1,187,768)        (1,283,204)
           Deferred product costs incurred                     (328,039)          (157,164)          (563,271)
                                                             ----------         ----------        -----------

           Net cash used in investing activities             (1,876,926)        (1,344,932)        (1,846,475)
                                                             ----------         ----------        -----------


     The accompanying notes are an integral part of these consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Statements of Cash Flows
For the years ended December 31
(Amounts expressed in US dollars)

                                                                   2001                2000               1999

                                                                     $                   $                  $

       Cash flows from financing activities:

            Issuance of common stock                                 -                   -              48,073
            Purchase of treasury stock                           (8,728)            (23,873)                 -
            Proceeds from (repayment of)
              bank indebtedness                                 969,893            (381,318)         1,175,468
            Proceeds from (repayment of) loans from
              stockholders and directors                       (374,041)            109,129           (757,180)
                                                             ----------          -----------        -----------

            Net cash provided by (used in)
              financing activities                              587,124            (296,062)           466,361
                                                             ----------          -----------        -----------

       Effect of foreign currency exchange
       rate changes                                            (134,170)           (114,014)           201,482
                                                             ----------          -----------        -----------

       Net decrease in cash and cash equivalents               (626,941)           (716,326)          (176,694)

       Cash and cash equivalents, beginning of year           2,524,394           3,240,720          3,417,414
                                                             ----------          -----------        -----------

       Cash and cash equivalents, end of year                 1,897,453           2,524,394          3,240,720
                                                             ==========          ===========        ===========

       Income taxes paid                                         22,297              50,062            316,810
                                                             ==========          ===========        ===========

       Interest paid                                            287,798             468,354            531,980
                                                             ==========          ===========        ===========

     The accompanying notes are an integral part of these consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31
(Amounts expressed in US dollars)

                                    Common                                                              Accumulated
                                     Stock          Common      Additional                                  Other
                                   Number of        Stock        Paid-in    Retained    Comprehensive   Comprehensive
                                     Shares         Amount       Capital    Earnings    Income (loss)   Income (loss)
                                  -----------   -----------     ---------- ----------  --------------- ---------------
                                                      $             $           $               $            $
Balance as of December 31, 1998    2,765,000     5,013,883       142,314    3,238,608          --        (388,341)

  Issuance of common stock ....       21,714        48,073          --           --            --            --
      [note 12 (b) (i) (ii)]
  Foreign currency translation          --            --            --           --         455,190       455,190
  Net loss for the year .......         --            --            --     (1,528,250)   (1,528,250)         --
                                  -----------   -----------     ---------- ----------  --------------- ---------------

Balance as of December 31, 1999    2,786,714     5,061,956       142,314    1,710,358    (1,073,060)       66,849
                                  ===========   ===========     ========== ==========  =============== ===============

  Repurchase for Treasury .....      (22,400)      (23,873)         --           --            --            --
      Stock [note 12 (b) (iii)]

  Foreign currency translation          --            --            --           --         262,519)     (262,519)
  Net income for the year .....         --            --            --        292,488       292,488          --
                                  -----------   -----------     ---------- ----------  --------------- ---------------

Balance as of December 31, 2000    2,764,314     5,038,083       142,314    2,002,846        29,969      (195,670)
                                  ===========   ===========     ========== ==========  =============== ===============

  Repurchase for Treasury .....       (8,800)       (8,728)         --           --            --            --
      Stock [note 12 (b) (iv)]
  Foreign currency translation          --            --            --           --        (393,364)      393,364)
  Net loss for the year .......         --            --            --       (565,373)     (565,373)         --
                                  -----------   -----------     ---------- ----------  --------------- ---------------

Balance as of December 31, 2001    2,755,514     5,029,355       142,314    1,437,473      (958,737)     (589,034)
                                  ===========   ===========     ========== ==========  =============== ===============


     The accompanying notes are an integral part of these consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)




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

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)




1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

           g)   Inventory

                Inventory is valued at the lower of cost and fair market value. Cost is determined on the first-in, first-out basis.

           h)   Property, Plant and Equipment

                Property, plant and equipment are recorded at cost and are amortized on the basis of their estimated useful lives at the under-noted rates and methods:


                Leasehold improvements                        10%                            Straight-line
                Automobile                                    30%                            Declining balance
                Equipment, furniture and fixtures             20%                            Declining balance
                Computer equipment                            30% and 20%                    Declining balance
                Cylinders and related design costs            20%                            Straight-line


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

                Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to tax expense in the period of enactment. Deferred tax assets may be reduced, if deemed necessary based on a judgmental assessment of available evidence, by a valuation allowance for the amount of any tax benefits which are more likely, based on current circumstances, not expected to be realized.

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

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)




       1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

           n)   Long-Lived Assets

                The company adopted the provisions of FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. which has been superceded by FAS No. 144 [note 1 (s)] FAS No. 121 requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management used its best estimate of the undiscounted cash flows to evaluate the carrying amount and have determined that no impairment has occurred.

           o)   Stock Based Compensation

                In December 1995, FAS No. 123, Accounting for Stock-Based Compensation, was issued. It introduces the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize stock-based compensation expenses to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules continued in Accounting Principles Board Option No.25, Accounting for stock issued to employees. However, FAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. FAS No. 123 is effective for financial statements for fiscal years beginning after December 31, 1995. The company has adopted the disclosure provisions of FAS No. 123.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)




       1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

           p)   Concentrations of Credit Risks

                The company's receivable are unsecured and are generally due in 30 days. Currently, the company's customers are primarily local, national and international users of wallpapers and decorative fabrics. The company's receivables do not represent significant concentrations of credit risk as at December 31, 2001, due to the wide variety of customers, markets and geographic areas to which the company's products are sold.

           Derivative Instruments and Hedging Activities

                The Company adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of a particular hedge, must be recognized currently in earnings. Changes in the ineffective portion of a derivative instrument are recognized in earnings in the current period as required by FAS 133.

                The Company does not use derivative financial instruments for speculative trading purposes, nor does it hold or issue leveraged derivative financial instruments.


           r)   Comprehensive Income

                In 1999, the company adopted the provisions of SFAS No. 130 "Reporting comprehensive Income". This standard requires companies to disclose comprehensive income in their financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as the changes in unrealised appreciation (depreciation) of securities and foreign currency translation adjustments.

           s)   Recently Issued Accounting Standards

                FAS No. 141 - Business Combinations and FAS No. 142 -
                Goodwill and Other Intangible Assets. FAS No. 141 requires that companies use only the purchase method for acquisitions occurring after June 30, 2001. FAS No. 142 required that goodwill and intangible assets acquired after June 30, 2001 should no longer be amortized but reviewed annually for impairment.

                FAS No. 143 - Accounting for asset retirement obligations - this standard requires that entities record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This standard is effective for fiscal years beginning after June 15, 2002.

                FAS No. 144 - Accounting for the impairment or disposal of long-lived assets. This standard supercedes FAS No. 121 - Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of. This standard requires that businesses recognize impairment when the financial statement carrying amount of long-lived asset or asset group exceeds its fair value and is not recoverable. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

                The Company believes that the above Standards would not have a material impact on its financial position, results of operations or cash flows.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)




       2.  COMPREHENSIVE INCOME (LOSS)

           The company has adopted FAS No. 130 "Reporting Comprehensive Income" as of December 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:


                                                                            2001           2000           1999

                                                                              $              $              $

           NET INCOME (LOSS)                                           (565,373)        292,488    (1,528,250)

           OTHER COMPREHENSIVE INCOME (LOSS)

                Foreign currency translation                           (393,364)       (262,519)      455,190
                                                                       ----------      ---------   -------------

           COMPREHENSIVE INCOME (LOSS)                                 (958,737)         29,969    (1,073,060)
                                                                       ==========      =========   =============

           The foreign currency translation adjustments are not currently adjusted for income taxes as the company is located in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars, which are done only for the convenience of the reader as disclosed in note 1(j).


       3.  ACCOUNTS RECEIVABLE

                                                                                      2001                2000

                                                                                        $                   $

           Accounts receivable                                                   4,181,917           4,159,765
           Less:  Allowance for doubtful accounts                                  163,205             362,936
                                                                                ----------           ---------

           Accounts receivable, net                                              4,018,712           3,796,829
                                                                                ==========           =========

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)




       4.  INVENTORY
                                                                                      2001                2000

                                                                                        $                   $
           Inventory comprised the following:

                Raw materials                                                      264,038            556,565
                Finished goods                                                   5,198,142          5,819,416
                                                                                ----------          ---------

                                                                                 5,462,180          6,375,981
                                                                                ==========          =========


        5. PREPAID EXPENSES AND SUNDRY ASSETS
                                                                                      2001               2000

                                                                                        $                  $

           Prepaid bins                                                                 -             462,778
           Prepaid income taxes [note 18 (a)]                                      225,976            240,037
           Other prepaids and sundry assets                                        657,604            568,305
                                                                                ----------          ---------

                                                                                   883,580          1,271,120
                                                                                ==========          =========


       6.  DEFERRED PRODUCT COSTS
                                                                                      2001               2000

                                                                                        $                  $

           Book development costs                                                1,523,073          1,278,994

           Less:  Accumulated amortization                                         963,744            689,208
                                                                                ----------          ---------

           Net Deferred Product Costs                                              559,329            589,786
                                                                                ==========          =========

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)




       7.  MORTGAGES RECEIVABLE

           Second mortgages, from companies related through common ownership are secured by land and buildings, bears interest at 9% and are payable on demand. No repayments are expected prior to January 1, 2003.


                                                                                      2001               2000

                                                                                        $                  $

           1216748 Ontario Inc.                                                    162,464            172,572
           1217576 Ontario Inc.                                                    147,356            156,524
                                                                                ----------          ---------

                                                                                   309,820            329,096
                                                                                ==========          =========

       8.  PROPERTY, PLANT AND EQUIPMENT
                                                                                      2001               2000

                                                                                        $                  $

           Leasehold improvements                                                  201,576            167,130
           Automobile                                                               40,598             27,854
           Equipment and furniture                                                 309,680            297,603
           Furniture and fixtures                                                  238,741            252,502
           Computer equipment                                                      633,123            594,750
           Cylinders and related design costs                                    5,362,942          4,745,800
                                                                                ----------          ---------

           Cost                                                                  6,786,660          6,085,639
                                                                                ----------          ---------

           Less:  Accumulated amortization

                  Leasehold improvements                                            58,998             34,801
                  Automobile                                                        22,724             19,273
                  Equipment and furniture                                          238,625            238,522
                  Furniture and fixtures                                           207,067            211,539
                  Computer equipment                                               434,614            394,363
                  Cylinders and related design costs                             2,432,182          2,061,057
                                                                                ----------          ---------

                                                                                 3,394,210          2,959,555
                                                                                ----------          ---------

           Net                                                                   3,392,450          3,126,084
                                                                                ==========          =========

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)




       9.  BANK INDEBTEDNESS

           The company has available credit facilities up to a maximum of $6,793,000 ($10,820,000 Canadian), which bear interest at rates varying between the bank's prime rate plus 0.25% and prime plus 0.75%. The indebtedness is secured by general assignments of book debts, pledge of inventory under Section 427 of the Bank Act of Canada, general security agreements providing a first floating charge over all assets, guarantees from affiliated companies up to $534,000, assignment of life insurance of $1,883,000 on the lives of two key officers/ shareholders and assignment of fire insurance.


       10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                                         2001             2000

                                                                                           $                $
           Accounts payable and accrued expenses is comprised of the following:

                Trade payables                                                      4,045,240        4,362,682
                Accrued expenses                                                      181,475          601,554
                                                                                   ----------        ---------

                                                                                    4,226,715        4,964,236
                                                                                   ==========        =========


       11. DUE TO STOCKHOLDERS AND DIRECTORS

           Stockholders' and directors advances are secured by general security agreements, bears interest at the National Bank of Canada prime lending rate plus 1.5%, are without specific terms of repayment and are not expected to be repaid prior to January 1, 2003. Interest payable on amounts due to directors has been waived.

       12. COMMON STOCK

           a)   Authorized

                An unlimited number of common and preference shares

                The preference shares are issuable in series upon approval by the directors with the appropriate designation, rights, privileges and conditions attaching to each share of such series.

                Issued

                                                                                      2001                2000

                                                                                        $                   $

                2,786,714   Common shares (2000 - 2,786,714)                     5,061,956           5,061,956
                     31,200   Treasury shares (2000 - 22,400)                      (32,601)            (23,873)
                1,265,000   Warrants                                               142,314             142,314
                                                                                ----------           ---------

                                                                                 5,171,669           5,180,397
                                                                                ==========           =========

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)


       12. COMMON STOCK   (cont'd)

           b)   Changes to Issued Share Capital

                i) On October 8, 1999, the company issued 15,000 shares of common stock to its U.S. legal counsel as part of a retainer for legal representation in connection with a Public Registration of Securities. The fair value of these shares were measured using the stock price of $2.0938 at October 8, 1999, being the date of commitment.

                ii)On August 30, 1999, the Company entered into an agreement with a New York research company, First Hudson Research, LLC ("FHR") to obtain use of that company's "AwareNet" service. This service allowed the use of FHR's proprietary e-mail data base to send information about the company to interested third parties. The agreement included a provision for the issuance of shares to a value of $16,666 at a share price determined by an average seven day bid and ask price prior to the commencement of the e-mail campaign. Based on this measurement criteria, 6,714 common shares were issued to FHR at an average price of $2.4822

              iii) On May 8, 2000, the Company announced that it was
                   implementing a repurchase program for up to 200,000 shares of its Common Stock. During 2000, the Company has re-purchased 22,400 shares of its common stock.

               iv) During 2001, the company repurchased 8,800 shares of its common stock.

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

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)




       12. COMMON STOCK  (cont'd)

        c)      Employee Stock Option Plan (cont'd)

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

                On December 31, 2000, the Compensation Committee reduced the stock options granted to the two key executives from 125,750 to 25,000 each. No other terms of conditions were changed.

                During the fiscal year, no options were granted.

                                                                          Shares         Shares
                                                                       Available        Subject         Option
                                                                       For Grant     to Options         Prices


                Outstanding at December 31, 1999                         413,500        336,500           1.00
                Granted                                                       -              -              -
                Exercised                                                     -              -              -
                Expired                                                       -              -              -
                Cancelled                                                201,500      (201,500)           1.00
                                                                         -------      ---------           ----

                Outstanding at December 31, 2000                         615,000        135,000           1.00
                Granted                                                       -              -              -
                Exercised                                                     -              -              -
                Expired                                                       -              -              -
                Cancelled                                                     -              -              -
                                                                         -------      ---------           ----

                Outstanding at December 31, 2001                         615,000        135,000           1.00
                                                                         =======      =========           ====


                The remaining life of the stock options as of December 31, 2001 is 7.7 years.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)




       12. COMMON STOCK (cont'd)

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


13.      CANCELLATION FEE - FOREIGN EXCHANGE CONTRACT

           During the year, the company's bankers cancelled a foreign exchange contract to hedge against fluctuations in the U.S. dollar which resulted in an expense of $214,668. The purpose of the contract was to hedge any exposure to the risk that the eventual dollar net cash inflows resulting from the sale and purchase of products in foreign currencies would not be adversely affected by changes in exchange rates. This resulted from a change in the bank's policies as the company was allowed to roll forward these contracts in the past.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)


       14. INCOME TAXES
                                                                   2001                  2000             1999

                                                                     $                     $                $

           a)   Current                                           (736)             24,122              88,895
                Deferred                                             -              87,800              51,824
                                                              ---------           ---------           ---------

                                                                  (736)            111,922             140,719
                                                              =========           =========           =========

           b)   Current income taxes consists of:
                                                                   2001               2000                1999

                                                                     $                  $                   $
                Amounts calculated at basic Canadian

                    Federal and Provincial Rates              (238,000)            214,719            (619,000)
                Increase (decrease) resulting from:

                Temporary differences                                -             (87,800)            (51,824)
                Part 1.3 large corporation tax                    4,500             16,716              12,500
                Corporate minimum tax                                -               7,406                  -
                Non-deductible expenses                          24,000              8,753                  -
                Adjustment to prior year's taxes                     -                  -               79,000
                Losses utilized                                      -            (135,672)                  -
                Losses carried forward                          208,764                 -              668,219
                                                              ---------           ---------           ---------

                                                                  (736)             24,122              88,895
                                                              =========           =========           =========

       c) The company has operating losses of approximately $2,491,000 which is expected to be used to reduce future taxable income. The potential tax benefit relating to these losses, has been recognized in the accounts as a reduction to the deferred income tax liability. The deductibility of these losses expires as follows:

           2002                                                                                  $     275,000
           2004                                                                                         20,000
           2006                                                                                      1,250,000
           2007                                                                                        247,000
           2008                                                                                        699,000
                                                                                                 -------------
                                                                                                 $   2,491,000
                                                                                                 =============

                                                                              19

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)




       15. RELATED PARTY TRANSACTIONS

           Amounts due from or paid to companies which are related through common ownership are as follows:


                                                                   2001               2000                          1999

                                                                     $                  $                             $

           Mortgage receivable - 1216748 Ontario Inc.           162,463                    172,572                 129,291
           Mortgage receivable - 1217576 Ontario Inc.           147,356                    156,524                 162,619
           Rent paid - 966578 Ontario Inc.                       15,495                     16,159                  16,826
           Rent paid - 1216748 Ontario Inc.                      19,369                     16,159                    -
           Rent paid - 1369597 Ontario Inc.                      23,242                     18,179                    -

       16. EARNINGS/LOSS PER SHARE

            The company has adopted FAS No. 128, earnings per share, which requires presentation, in the consolidated statement of income, of both basic and diluted earnings per share.

                                                                   2001               2000                1999

                                                                     $                  $                   $
           Weighted average common
                 stock outstanding assuming dilution          2,757,995          2,771,181           2,769,997
                                                              =========          =========           =========

           The outstanding options and warrants were not included in the computation of the fully diluted earnings per common share as the effect would be anti-dilutive.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)




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

           a)   The breakdown of sales by geographic area is as follows:

                                                                   2001               2000                1999

                                                                     $                  $                   $

                United States of America                     10,631,691         12,716,808           9,457,021
                Canada                                        6,052,068          8,045,710           6,655,528
                Other                                         1,097,401            453,868             795,851
                                                             ----------         ----------          ----------

                                                             17,781,160         21,216,386          16,908,400
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

                                                                   2001               2000                1999

                                                                     $                  $                   $

                United States of America                      (388,047)            175,313           (854,764)
                Canada                                        (192,433)            110,918           (601,554)
                Other                                          (34,893)              6,257            (71,932)
                                                              ---------         ----------           ---------

                                                              (565,373)            292,488         (1,528,250)
                                                             ==========         ==========          ==========

           b)   The breakdown of identifiable assets by geographic area is as follows:

                                                                                      2001                2000

                                                                                        $                   $

                United States of America                                         4,753,949           1,996,978
                Canada                                                           9,413,942          14,453,363
                Other                                                            2,397,491           1,597,691
                                                                                ----------           ---------

                                                                                16,565,382          18,048,032
                                                                                ==========          ==========

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)




       17. SEGMENTED INFORMATION   (cont'd)

           c)   Sales to major customers are as follows:
                                                                            2001           2000           1999


                Sales                                             $    5,346,258  $   7,337,673  $   5,385,915
                                                                      ----------     ----------     ----------

                % of total sales                                             30%            35%            32%
                                                                      ----------     ----------     ----------


                Amounts included in accounts receivable           $    1,413,700  $     918,467  $     649,838
                                                                      ----------     ----------     ----------


           d)   Purchases from major suppliers are as follows:

                                                                            2001           2000           1999


                Purchases                                         $    5,958,567  $   4,171,007  $     317,789
                                                                      ----------     ----------     ----------

                % of total purchases                                         53%            30%            47%
                                                                      ----------     ----------     ----------

                Amounts included in accounts payable              $    2,402,577  $   1,061,619  $   2,383,245
                                                                      ----------     ----------     ----------


       18. CONTINGENCIES

           a) Rosedale has been re-assessed by Canada Customs and Revenue Agency ("CCRA") and the Province of Ontario for fiscal years ended December 31, 1993 and December 31, 1994 for additional corporate income taxes estimated to be $830,000. The company has objected to these re-assessments and has no obligation to pay the portion relating to CCRA in the amount of $570,000 until the objections have been processed. Since the company considers the re-assessments to be incorrect, no liability has been set up in the accounts. Should all or part of the re-assessments be upheld, the additional income taxes would be taken into account in the year of occurrence.

                The company has retained a firm of tax specialists to represent them in presenting their case to CCRA and currently the notices of objections are being considered by the Chief of Appeals.


                As at December 31, 2001, Rosedale made payments in respect to the above income tax re-assessments amounting to $225,976 to the Province of Ontario. This amount has been included in prepaid expenses and sundry assets.

           b) The company has guaranteed the indebtedness of affiliated companies in the amount of $633,000 through general security agreements ranking behind the National Bank of Canada. As at December 31, 2001, the indebtedness of the affiliated companies amounted to $424,000.


           c) The company has issued guarantees secured by general security agreements for the loans made by the Laurentian Bank of Canada to two affiliated holding companies in the amount of $1,373,000.

           d) The company has issued standby letters of credit in favour of the Laurentian Bank of Canada in the amount of $358,000.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)




       19. COMMITMENTS

           a) Minimum payments under operating leases for premises amount to approximately $360,000 per annum, exclusive of insurance and other occupancy charges. The future minimum lease payments over the next five years are as follows:

                Payable during the following periods:

                Within one year                                                                $       363,329
                Over one year but not exceeding two years                                              346,550
                Over two years but not exceeding three years                                           295,831
                Over three years but not exceeding four years                                           56,504
                Over four years but not exceeding five years                                            18,835
                                                                                               ---------------

                                                                                               $     1,081,049
                                                                                               ===============

           b) Minimum payments under operating leases for equipment amount to approximately $7,000 per annum. The future minimum lease payments over the next two years are as follows:

                Payable during the following periods:

                Within one year                                                                $         6,839
                Over one year but not exceeding two years                                                  888
                                                                                               ---------------

                                                                                               $         7,727
                                                                                               ===============

           c) Minimum payments under operating leases for vehicles amount to approximately $34,000 per annum. The future minimum lease payments over the next four years are as follows:

                Payable during the following periods:

                Within one year                                                               $         34,848
                Over one year but not exceeding two years                                               27,239
                Over two years but not exceeding three years                                            23,887
                Over three years but not exceeding four years                                            5,352
                                                                                               ---------------

                                                                                               $        91,326
                                                                                               ===============


ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)




       20. FOREIGN EXCHANGE CONTRACTS

           As at December 31, 2001, the Company had outstanding foreign exchange contracts to sell U.S. dollars to the National Bank of Canada to hedge against fluctuations in foreign currency. The purpose of the Company's foreign exchange hedging activities is to protect the Company from the risk that the eventual dollar net cash inflows resulting from the sale and purchase of products in foreign currencies will not be adversely affected by changes in exchange rates. It is the Company's policy to use derivative financial instruments to reduce foreign risks. Fluctuations in the value of these hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged. The related realized and unrealized gains or losses, if any, are reported in the statements of cash flows and operations. There is a potential risk of non-performance by the National Bank of Canada, the financial institution that the Company has the Foreign Forward Exchange Contracts with. However, given the National Bank's prominence and financial condition, the Company believes that this risk is insignificant. The cash requirements arise as the contracts are exercised to the value of $2,550,000 (in varying amounts from January through October 2002). The following table presents the aggregate notional principal amounts, carrying values and fair values of the Company's foreign exchange contracts outstanding at December 31, 2001. Deferred gains and losses on forward exchange contracts are recognized in earnings. The Company does not hold or issue financial instruments for trading purposes. The estimated fair values of the derivatives used to hedge the Company's risks will fluctuate over time.

                                       December 31, 2001                          December 31, 2000
-------------------------------------------------------------------  -----------------------------------------
                 Forward      Notional                                    Notional
                Exchange     Principal      Carrying           Fair      Principal      Carrying          Fair
               Contracts       Amounts         Value         Values        Amounts        Values        Values
------------------------  ------------  ------------   ------------   ------------  ------------  ------------
                                    $             $              $              $             $             $

           2001                     -             -              -       6,800,000            -      (211,037)
           2002              2,550,000            -        (41,992)             -             -             -


       21  COMPARATIVE FIGURES

           Certain figures in the 2000 and 1999 consolidated financial statements have been reclassified to conform with the basis of presentation used in 2001.

Item 8. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III.


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

         The following table sets forth certain information concerning the Directors and Executive Officers of the Company:

         Name                               Age                                 Position

         Alan Fine                           56      Chief Executive Officer and Chairman of the Board

         Sidney Ackerman                     56      President and Director

         Norman G. Maxwell                   54      Chief Financial Officer and Director

         Ken Page                            39      Director

         Gregory Sichenzia                   39      Director

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

         Gregory Sichenzia has been a Director of the Company since August 1999. Mr. Sichenzia is a partner of the law firm of Sichenzia Ross Friedman Ference LLP in New York, New York and has been since May 1999. Prior to that he was a partner of Singer Zamansky LLP in New York, New York, since November 1996. Prior to that, and since August 1994, he had been an associate attorney at Schneck Waeltman Hashmall & Mischel LLP in New York City.


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


Compensation of Directors

         The Company has paid compensation to one director for acting in such capacity.

         The Company intends to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report an information statement (the "Information Statement"), pursuant to Regulation 14C pertaining to the Annual Meeting of Stockholders to be held in May 2002. Information regarding directors and executive officers of the Company will appear under the caption "Election of Directors" in the Information Statement and is incorporated herein by reference.


Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2001, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2001, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

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

                                                      Summary Compensation Table


                                                                                  Long-Term Compensation

                                                                               Awards                  Payouts

                                                                                        Securities             All
                                                                            Restricted  Underlying             Other
                                                       Other                Stock        Options/    LTIP      Compen-sation
                                                    Compen-sation           Award(s)       SARs      Payouts       ($)
Name              Position   Year (1)     Salary                   Bonus       ($)       (#)(1)(2)     ($)

Alan Fine(1)      Chief        2001     $ 198,528     $2,317       ----        ----        ----        ----      ----
                  Executive    2000     $ 207,043     $5,518       ----        ----        ----        ----      ----
                  Officer      1999     $ 161,529     $9,541       ----        ----       25,000       ----      ----

Sidney            President    2001     $ 198,528     $4,896       ----        ----        ----        ----      ----
Ackerman(1)                    2000     $ 207,043     $8,463       ----        ----        ----        ----      ----
                               1999     $ 161,529    $18,245       ----        ----       25,000       ----      ----
----------------- ---------- ---------- ----------- ------------ ---------- ----------- ------------ --------- ----------

(1) Reflects total compensation received from both the Company's Ontario and Rosedale subsidiaries. As the Company is located in Canada, the executives have been paid salaries of $307,500 Canadian dollar in 2001, ($205,000 U.S. based on an effective exchange rate of $1.50).

(2) Options under the 1998 Plan were granted on August 19, 1999 at the most recent closing price of the Company's shares as traded on NASDAQ, specifically, $1.00 per share on August 18, 1999.

                       STOCK OPTIONS GRANTS AND EXERCISES

           Stock options granted to the named executive officers in 1999 were reduced in 2000 to 25,000 each from 125,750 each during the fiscal year.

           No stock options were granted during the fiscal year ending December 31, 2001.

           The following table shows the value at December 31, 2001 of unexercised options held by the named executive officers:

                           Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values

                                                                       Number of securities         Value of unexercised
                                                                      underlying unexercised       in-the-money options at
                                                                        options at fiscal            fiscal year-end ($)
                                                                           year-end (#)

           Name               Shares acquired on   Value Realized
                                 exercise (#)            ($)        Exercisable/unexercisable     Exercisable/unexercisable

Alan Fine, Chief Executive            0                   0                  25,000/0                       $0/0
Officer

Sidney Ackerman, President            0                   0                  25,000/0                       $0/0
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



Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

         The following table sets forth certain information, as of the date hereof by the Company with respect to the beneficial ownership of the Common Stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive named in the Summary Compensation Table and by all executive officers, directors and nominees to become directors of the Company as a group.

-------------------------------------------------------------- ------------------- --------------------------

                                                                Shares of Common
                                                               Stock Beneficially   Approximate Percentage
                                                                     Owned              of Common Stock
Name                                                                                      Outstanding
-------------------------------------------------------------- ------------------- --------------------------
Sidney Ackerman(2)                                               516,726                  18.7%
Alan Fine (3)                                                    548,781                  19.9%
Rosalyn Fine (4)                                                 201,219                   7.3%
Janis Ackerman                                                    77,758                   2.8%
Robert Ackerman                                                   77,758                   2.8%
Lauren Ackerman                                                   77,758                   2.8%
All Executive Officers and Directors
as a Group (two persons)                                       1,065,507                  38.7%

---------------------

(1) Unless otherwise indicated, the address is c/o Rosedale Decorative Products Ltd., 731 Millway Avenue, Concord, Ontario, Canada L4K 3S8.
(2) Does not include 233,274 shares of Common Stock held by the Janis Ackerman, Robert Ackerman and Lauren Ackerman. Includes 228,574 shares of Common Stock owned by 1369597 Ontario Inc., which is owned by Sidney Ackerman, Janis Ackerman, Robert Ackerman and Lauren Ackerman.
(3) Includes 404,706.5 shares of Common Stock owned by 1369598 Ontario Inc. of which Alan Fine and Rosalyn Fine are shareholders.
(4) Includes 57,143.5 shares of Common Stock owned by 1274152 Ontario, Inc. of which Rosalyn Fine is a 100% owner. Rosalyn Fine is the former wife of Alan Fine and the sister of Sidney Ackerman.

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

         The foregoing table is based upon 2,755,514 shares of common stock outstanding as of December 31, 2001, assuming no other changes in the beneficial ownership of the securities, except the tax-free reorganization of share capital held by the principal stockholders. The total number of shares beneficially owned by the principal stockholders, 1,500,000 shares, did not change.


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



Item 12.   CERTAIN TRANSACTIONS

         In 1995, Alan Fine, Chief Executive Officer of the Company and Sidney Ackerman, President of the Company each loaned funds to the Company's Ontario and Rosedale subsidiaries. As at December 31, 2001, the outstanding amounts of loans made by Alan Fine to Ontario and Rosedale were $156,888 and $381,972, respectively, and the outstanding amount of the loans made by Sidney Ackerman to Rosedale was $305,185. These loans are secured by a general security agreement on the personal property of Rosedale and Ontario and bear interest at a rate equal to the prime rate of interest charged by the National Bank of Canada plus 1.5% per annum and are payable on demand. Interest was waived for the year 2001.

         Alan Fine, Chief Executive Officer of the Company, and Sidney Ackerman, President of the Company, own all of the issued and outstanding capital stock of 966578 Ontario Inc., 1216748 Ontario Inc. and 976168 Ontario Inc. Sid Ackerman owns all of the issued and outstanding capital stock of 1369597 Ontario Inc. The Company leases space for its retail store, located in downtown Toronto, from 966578 Ontario Inc., 1216748 Ontario Inc. and 1369597 Ontario Inc. The leases call for rental payments in the amount of $15,495 per annum, plus general property taxes, payable in equal monthly installments of $1,291 for the property leased from 1216748 Ontario Inc. The lease for 966578 Ontario Inc. calls for rental payments in the amount of $18,835 per annum plus general property taxes, payable in equal monthly installments of $1,570. The lease for 1369597 Ontario Inc. calls for rental payments in the amount of $23,242 per annum plus general property taxes, payable in equal monthly installments of $1,937. The leases are for a five-year term.

         The Company has second mortgages from two related companies, 1216748 Ontario Inc. and 1217576 Ontario Inc., both of which are 50% owned by Sidney Ackerman, President and Alan Fine, Chief Executive Officer. The principal amount of the loans from 1216748 Ontario Inc. and 1217576 Ontario Inc. are $162,464 and $147,356, respectively. The mortgages are secured by land and buildings and bear interest at 9% per annum and are payable on demand.

         The Company has available credit facilities up to a maximum of $6,793,000, which bear interest at rates varying between the bank's prime rate plus 0.25% and prime plus 0.75%. The credit facilities are secured by general assignments of book debts, pledge of inventory under Section 427 of the Bank Act of Canada, general security agreements providing a first floating charge over all assets, guarantees and postponement of claims to a maximum of $1,570,000 from the Company and its subsidiaries, guarantees from affiliated companies up to $534,000, assignment of life insurance of $1,883,000 on the lives of two key officers and assignment of fire insurance.

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

        ----------------
                  * Previously filed.

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

                                            ROSEDALE  DECORATIVE PRODUCTS LTD.


                                           By:  /s/Alan Fine
                                                -------------------------------
                                                   Alan Fine, Chairman and Chief
                                                   Executive Officer

                                            Date: March 28, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name                                        Position                            Date

/s/ ALAN FINE                               Chairman, Chief Executive Officer   March 28, 2002
----------------------------------
Alan Fine

/s/ SIDNEY ACKERMAN                         President Director                  March 28, 2002
-----------------------
Sidney Ackerman

/s/ NORMAN G. MAXWELL                       Director, Chief Financial Officer,  March 28, 2002
---------------------                       Principal Accounting Officer
Norman G. Maxwell

/s/ KEN PAGE                                Director                            March 28, 2002
-------------------------------------
Ken Page

/s/ GREGORY SICHENZIA                       Director                            March 28, 2002
------------------------
Gregory Sichenzia



