Form 10QSB
period 2002-03-31
ROSEDALE DECORATIVE PRODUCTS LTD
filed 2002-05-15
CIK 1051357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2002

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

     As of March 31, 2002, 2,755,514 shares of Common Stock, no par value per share, of Rosedale Decorative Products Ltd. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements













                        ROSEDALE DECORATIVE PRODUCTS LTD.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   (Unaudited)

                        ROSEDALE DECORATIVE PRODUCTS LTD.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   (Unaudited)


                                TABLE OF CONTENTS


       Interim Consolidated Balance Sheets as of March 31, 2002
         and December 31, 2001                                                                            2 - 3

       Interim Consolidated Statements of Operations for the three months ended
        March 31, 2002 and March 31,2001                                                                  4

       Interim Consolidated Statements of Cash Flows for the three months ended
       March 31, 2002 and March 31, 2001                                                                  5 - 6

       Interim Consolidated Statements of Stockholders' Equity for the three months
        ended March 31, 2002 and December 31, 2001                                                        7

       Condensed Notes to Interim Consolidated Financial Statements                                       8



ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of March 31, 2002 and December 31, 2001
(Amounts expressed in US dollars)
(Unaudited)

                                                                                      2002                2001

                                                                                        $                   $

                                                        ASSETS
       CURRENT ASSETS

           Cash                                                                  1,041,953           1,897,453
           Accounts receivable                                                   4,645,048           4,018,712
           Inventory                                                             5,074,364           5,462,180
           Prepaid expenses and sundry assets                                      959,270             883,580
           Income taxes recoverable                                                      -              41,858
                                                                                ----------          ----------

                                                                                11,720,635          12,303,783



       DEFERRED PRODUCT COSTS                                                      535,539             559,329

       MORTGAGES RECEIVABLE                                                        309,546             309,820

       PROPERTY, PLANT AND EQUIPMENT                                             3,269,880           3,392,450
                                                                                ----------          ----------


                                                                                15,835,600          16,565,382
                                                                                ==========          ==========



          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of March 31, 2002 and December 31, 2001
(Amounts expressed in US dollars)
(Unaudited)

                                                                                      2002                2001

                                                                                        $                   $

                                                      LIABILITIES
       CURRENT LIABILITIES

           Bank indebtedness                                                     4,379,313           4,886,846
           Accounts payable and accrued expenses                                 4,033,970           4,226,715
           Income tax payable                                                       18,833                   -
                                                                                ----------          ----------

                                                                                 8,432,116           9,113,561


       DUE TO STOCKHOLDERS & DIRECTORS                                           1,070,511           1,150,573

       DEFERRED INCOME TAXES                                                       280,893             281,140
                                                                                ----------          ----------

                                                                                 9,783,520          10,545,274
                                                                                ----------          ----------

                                                 STOCKHOLDERS' EQUITY

       COMMON STOCK                                                              5,029,355           5,029,355

       ADDITIONAL PAID-IN CAPITAL                                                  142,314             142,314

       ACCCUMULATED OTHER COMPREHENSIVE LOSS                                      (594,323)           (589,034)

       RETAINED EARNINGS                                                         1,474,734           1,437,473
                                                                                ----------          ----------

                                                                                 6,052,080           6,020,108
                                                                                ----------          ----------

                                                                                15,835,600          16,565,382
                                                                                ==========          ==========

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Operations
For the period ended March 31
(Amounts expressed in US dollars)
(Unaudited)

                                                                             Three-months         Three-months
                                                                                     ended               ended
                                                                                 March 31,           March 31,
                                                                                      2002                2001

                                                                                        $                   $

       SALES                                                                     5,238,400           4,693,445

       COST OF SALES                                                             3,274,191           2,735,645
                                                                                ----------          ----------

       GROSS PROFIT                                                              1,964,209           1,957,800
                                                                                ----------          ----------

       OPERATING EXPENSES

           General and administrative                                              675,883             624,768
           Selling                                                                 741,392             773,511
           Design studio                                                           187,666             138,957
           Book development costs                                                  (9,410)              25,527
           Amortization                                                            286,979             238,480


       TOTAL OPERATING EXPENSES                                                  1,882,510           1,801,243
                                                                                ----------          ----------

       OPERATING INCOME                                                             81,699             156,557

           Interest expense                                                       (50,449)           (111,943)
           Exchange gain (loss) on Foreign Exchange Contracts                       31,104           (495,917)
                                                                                ----------          ----------

       INCOME (LOSS) BEFORE INCOME TAXES                                            62,354           (451,303)

           Income taxes                                                             25,093              13,091
                                                                                ----------          ----------

       NET INCOME (LOSS)                                                            37,261           (464,394)
                                                                                ==========          ==========

       Basic and diluted Net Income (Loss) Per Share                                  0.01              (0.17)
                                                                                ==========          ==========

       Weighted average number of common shares
           Outstanding                                                           2,755,514           2,764,092
                                                                                ==========          ==========

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

                                                                               Three-months ended  Three-months ended
                                                                                  March 31           March 31,
                                                                                      2002                2001

                                                                                        $                   $

       Cash flows from operating activities:

           Net income (Loss)                                                        37,261           (464,394)
                                                                                ----------          ----------

           Adjustments to reconcile net income to net cash provided by operating activities:

           Amortization of capital assets                                          269,394             214,687
           Amortization of deferred product costs                                   64,627             108,228
           Exchange (gain) loss on foreign exchange contracts                     (31,104)             495,917
           Increase in accounts receivable                                       (629,903)         (1,328,818)
           (Increase) decrease in inventory                                        383,043           (860,104)
           (Increase) decrease in prepaid expenses and sundry assets              (76,471)             288,720
           Increase (decrease) in accounts payable and accrued expenses          (157,941)             158,112
           Increase in income taxes payable                                         60,658              13,091
                                                                                ----------          ----------

                Total adjustments                                                (117,697)           (910,167)
                                                                                ----------          ----------

           Net cash used in operating activities                                  (80,436)         (1,374,561)
                                                                                ----------          ----------

       Cash flows from investing activities:

           Deferred product costs incurred                                        (41,327)            (84,626)
           Purchases of property, plant and equipment                            (149,795)           (234,554)
                                                                                ----------          ----------

           Net cash used in investing activities                                 (191,122)           (319,180)
                                                                                ==========          ==========

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

                                                                              Three-months ended  Three-months ended
                                                                                 March 31,           March 31,
                                                                                      2002                2001

                                                                                        $                   $

       Cash flows from financing activities:

            (Repayment of) proceeds from bank indebtedness                        (503,273)            507,265
            Repayment of loans with affiliated companies                                  -            (4,027)
            Purchase of treasury stock                                                    -            (1,875)
            Repayment of directors loans                                           (79,057)           (10,456)
                                                                                 ----------          ----------

            Net cash provided by (used in) financing activities                   (582,330)            490,907
                                                                                 ----------          ----------

       Effect of foreign currency exchange rate changes                             (1,612)           (86,043)
                                                                                 ----------          ----------

       Net decrease in cash and cash equivalents                                  (855,500)        (1,288,877)

       Cash and cash equivalents, beginning of year                               1,897,453          2,524,394
                                                                                 ----------          ----------

       End of three month period ended March 31                                   1,041,953          1,235,517
                                                                                 ==========          ==========

       Income taxes paid                                                                  -                  -
                                                                                 ==========          ==========

       Interest paid                                                                 52,431            109,538
                                                                                 ==========          ==========





          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of changes in Stockholders' Equity (Amounts expressed in US dollars)
(Unaudited)

                                    Common                                                  Accumulated
                                     Stock        Common     Additional                           Other
                                 Number of         Stock        Paid-in      Retained   Comprehensive  Comprehensive
                                    Shares        Amount        Capital      Earnings      Income (loss)   Income (loss)
                              ------------  ------------   ------------  ------------  ----------------- ---------------
                                                      $              $             $                 $                $

     Balance as of December 31,
         2000                    2,764,314     5,038,083        142,314    2,002,846                 -         (195,670)

     Purchase of treasury stock    (8,800)       (8,728)             -             -                 -                -
     Foreign currency translation       -             -              -             -          (393,364)        (393,364)

        Net loss for the year           -             -              -      (565,373)         (565,373)               -
                              ------------  ------------   ------------  ------------  ----------------- ---------------

     Balance as of December 31,
         2001                    2,755,514     5,029,355        142,314    1,437,473          (958,737)        (589,034)
                              ============  ============   ============  ============  ================= ===============


     Foreign currency translation       -             -              -             -            (5,289)          (5,289)

     Net profit for the
         three-month period to
         March 31, 2002                 -             -              -        37,261            37,261                -
                              ------------  ------------   ------------  ------------  ----------------- ---------------
     Balance as of March 31,
         2002                    2,755,514     5,029,355        142,314    1,474,734            31,972         (594,323)
                              ============  ============   ============  ============  ================= ===============

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Condensed Notes to Consolidated Financial Statements
As of March 31,2002
 (Amounts expressed in US dollars)
 (Unaudited)



1.       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

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


                As at March 31, 2002, Rosedale made payments in respect to the above income tax re-assessments amounting to approximately $225,000 to the Province of Ontario. This amount has been included in prepaid expenses and sundry assets.

           b) The company has guaranteed the indebtedness of affiliated companies in the amount of $633,000 through general security agreements ranking behind the National Bank of Canada. As at March 31, 2002, the indebtedness of the affiliated companies amounted to approximately $415,000.

            c) The company has issued guarantees secured by general security agreements for the loans made by the Laurentian Bank of Canada to two affiliated companies in the amount of approximately $1,300,000.

            d) The company has issued standby letters of credit in favour of the Laurentian Bank of Canada in the amount of $358,000.

ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Legislation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, economic conditions, the impact of competition and pricing, government regulation, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission. All such forward looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany the forward-looking statements. In addition, Rosedale Decorative Products Limited disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date thereof.


Results of Operation

    Three months ended March 31, 2002 as compared to three months ended March 31, 2001.

     Revenues for the three months ended March 31, 2002 were $5,238,400, a 11.6% increase over prior year revenues of $4,693,445. This increase resulted mainly from an increase of sales in the U.S. market. The outlook for 2002 is very promising.

     Gross profits as a percentage of revenue for the three months ended March 31, 2002 was 37.5%, as compared to the same period one-year ago of 41.7%. This decrease in gross profit margins can be attributed to a change in the sales mix as well as the sale of slow moving and discontinued product.

     Selling expenses have decreased by 4.2% to $741,392 for the three-month period ended March 31, 2002 as compared to $773,511 for the same period last year. This decrease relates to bin expense incurred for the Sherwin Williams stocking deal which has been fully accounted for in 2001.

     General and administrative expenses for the Company increased by 8.2%, to $675,883 for the three months period ended March 31, 2002 from $624,768 for the three months ended March 31, 2001. Insurance costs have increased dramatically since September 11 and general inflation created this increase along with an additional provision for bad debts.

     Rosedale develops wallpaper and fabric sample books, which are created for each collection and sold through distributors. The majority of expenditures for the creation of sample books are incurred in the quarter before the introduction of a collection. Some expenditures are incurred as early as six to eight months in advance. Revenues generated from the sales of sample books are netted from the costs incurred in the same period and the net amount is shown on the income statement. Because expenditures are made in the quarter before the launch of a collection, there is not always a matching of revenues and expenses e.g. costs for a January launch would be recorded in the previous year. The Company ensures that there are firm orders in place from customers before significant expenditures are incurred to produce the sample books. Therefore, there is little speculative risk in their production. Book development revenue for the three-month period ended March 31, 2002 was $9,410 compared to a cost of $25,527 for the same period last year. This decrease can be attributed to lowering costs of manufacturing the books. We are constantly looking for ways to reduce costs. As these sample books are our silent salesperson, it is imperative that we keep our books in the marketplace and on top of the counters.

     Design studio expenses for the Company increased by 35.0% to $187,666 for the three months ended March 31, 2002 versus $138,957 for the same period last year. The Ontario division hired two internationally renowned designers in 2001, which has increased our exposure to the U.S. and overseas markets.

     Operating income for the three months ended March 31, 2002 decreased to $81,699 from $ 156,557 for the three months ended March 31, 2001. This relates to the decrease in gross profit and a marginal increase in expenses.

     Interest expense for the Company for the three months ended March 31, 2002 decreased to $50,449 from $111,943 for the three months ended March 31, 2001. This decrease in interest expense is attributable to lower interest rates and payment of long term debt.

     The net income for the three months ended March 31, 2002 was $37,261 as compared to a net loss of $464,394 for the three months ended March 31, 2001. This loss in 2001 was attributable to the new FASB requirement that the ineffective portion of gain or losses attributable to cash flow hedges be reported in earnings. As the U.S. dollar strengthened dramatically in the first quarter of 2001, the contracts we engaged to protect our margins on U.S. sales had a negative impact on net income.

    Basic and fully diluted earnings per share for the three months ended March 31, 2002 were a $0.01 compared to a loss of $(0.17) for the same period last year. Earnings per share were calculated based on the weighted average number of common shares as of March 31, 2002 of 2,755,514 and 2,764,092 shares as of March 31, 2001.

     The Company anticipates a profitable year in 2002, improving on the performance in 2001.



Liquidity and Capital Resources

     The Company had a negative net change in cash of $855,500 for the three months ended March 31, 2002, which represented mainly the use of available cash to reduce the Company's bank indebtedness. Cash generated from reduction in inventories in the amount of $383,043 was used to finance other operating activities.

     Cash flows used in investing activities for the three months ending March 31, 2002 were $191,122. This reflected planned capital addition for cylinders, designs and engravings for new collections It is the Company's intention to continue to utilize a good portion of these funds to develop new product lines of wallpaper and fabric.

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

         None.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         None.

         (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three month period ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ROSEDALE DECORATIVE PRODUCTS LTD.


Date:    May 15, 2002                          By:    /s/Alan Fine
                                                         Alan Fine
                                                         Chief Executive Officer

Date:    May 15, 2002                          By:    /s/Norman G. Maxwell
                                                         Norman G. Maxwell
                                                         Chief Financial Officer