Form 10KSB/A
period 2001-12-31
ROSEDALE DECORATIVE PRODUCTS LTD
filed 2002-08-08
CIK 1051357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2001

                        Commission File Number 001-14898

                        ROSEDALE DECORATIVE PRODUCTS LTD
                     ---------------------------------------

             (Exact name of registrant as specified in its charter)

                      Ontario, Canada                                          N/A
         --------------------------------------------                  ---------------------------
           (State or other jurisdiction of                                  (I.R.S. Employer
               incorporation or organization)                               Identification No.)

                  731 Millway Avenue
                 Concord, Ontario, Canada                                        L4K 3S8
         ---------------------------------------                       ---------------------------
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

         Sales of Company's name brand wallcoverings account for approximately 62% of the Company's total revenues and wholesale distribution of wallcoverings under non-company brand names accounts for approximately 18% of the Company's total revenues. Sales of designer fabrics account for approximately 10% of the Company's revenues and the Company's retail paint and wallpaper store generates approximately 10% of the Company's annual revenues.

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

         Designer fabric collections, designed by the Company and sold under the Kingsway Fabrics brand name, are manufactured in the United States by four manufacturers oversees.

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

Item 3.  LEGAL PROCEEDINGS

         The Company is involved in legal proceedings with Canada Customs and Revenue Agency ("CCRA"). The CCRA proceeding involves the Company's challenge to a CCRA decision to disallow a business loss deduction taken by Rosedale for losses it incurred when attempting to create a startup company in California. Rosedale started the California company in 1992 to make window blinds as an adjunct to its wallcovering and fabric business. The California company's growth did not meet the Company's expectations and subsequently was sold in 1994. Rosedale claimed losses incurred during the operation of the California business as a business loss deduction on its 1994 tax return. CCRA allowed the deduction as a capital loss only. Rosedale has filed a formal notice of objection to CCRA's classification of the deduction. In the event that CCRA's decision is upheld, Rosedale would be required to pay the taxes plus interest to satisfy its tax obligation. The Company believes that it has a meritorious defense and is working to try to settle the matter. The value of the tax assessment is approximately $830,000. The Company is not aware of any other material legal proceedings pending or threatened against the Company.

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

                  None.

                                    PART II.


Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

          (a) The high and low bid price of the Company's common stock for each quarter since its initial public offering which commenced on June 18, 1998, through the close of its fiscal year on December 31, 2001 are as follows:


         Date                     High              Low
         ------------------- ---------------- -----------------



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



         The fluctuation in the cash flow is caused by the launch of new collections throughout the year. The majority of the new collections are launched in the Spring and Fall of each year. The cost of launching a new collection can exceed $500,000 per collection with the majority of these costs expended within the first nine months of every year. The Company launched 8 new collections in 2001.

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


         The wallcoverings, decorative fabrics and paint markets are highly competitive and consist of foreign and domestic manufacturers and distributors most of who are larger and have greater resources than the Company. The Company's future success as a designer and distributor of high quality wallcoverings and designer fabrics will be influenced by several factors including the ability of the Company to efficiently meet the quality and design requirements of its customers, management's ability to evaluate the public's quality and design requirements and to achieve market acceptance of its wallcoverings and designer fabrics collections. The major factor affecting the industry is consumer confidence in the economy. Consumers are leery to spend under present conditions and those who are spending are more cognizant of color, design and quality of the product they intend to purchase. The Company must continue to concentrate its efforts to evaluate and meet the requirements of its customers. Further factors impacting the Company's operations are increases in expenses associated with continued sales growth, the ability of the Company to control costs, to develop products with satisfactory profit margins and the ability to develop and manage the introduction of new product lines and competition.


Management's Plans for 2002

         The Company will continue to take appropriate steps to continue to improve performance in 2002. The economy has shown some signs of turning around, especially in the U.S. We continue to source products for distribution, which complement our existing offering. Selling prices on collections launched in 2002 will continue to be increased to show a positive impact on margins. It is difficult to quantify what impact increasing the selling prices on the new collections launched in 2002 will have on total sales as the collections launched in 2001 and prior are still generating sales without any price increase. The retail prices for the 2002 collections were increased approximately 4%, which will relate to a smaller percentage increase on over-all sales. A cutting charge for single rolls, which was instituted in 2000, will continue to generate revenue and save man-hours. The export market is on the rebound, with new customers in England, France, Italy, Australia, New Zealand and Mexico, plus the resurgence in the eastern block, which should fair well for us in 2002. New overseas customers have been obtained in 2002 which we would anticipate increasing sales by approximately 5%. The retail operation is anticipated to have a substantial double-digit growth again in 2002. The retail operation has shown for the first seven months of 2002 is showing an 11% increase over the same period of 2001. We anticipate that the growth will be approximately 15% over last year. The Rosedale division plans to continue to grow its Kingsway Fabrics Division with penetration into the contract fabrics market. This market includes hotels, cruise ships and pleasure craft.

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


Results of Operations

         Fiscal year ended December 31, 2001 compared to the fiscal year December 31, 2000

         Revenues for the fiscal year ended December 31, 2001 were $17,781,160, a 16.2% decrease over prior year revenues of $21,216,386. This decrease was due to mainly a slowdown in the U.S. economy, which was further impacted by September 11th. Canada, whose economy is closely tied to the U.S. showed a substantial decrease in sales, whereas the export market showed a healthy increase. Sales to the U.S. decreased by 16.4%. Sales in Canada decreased by 24.8%. Export sales increased by 141.8%. The retail operation in Toronto increased sales by over 43% in 2001. The Kingsway Fabrics division's sales continue to increase every year.

         Gross Profit for the Company for the fiscal year ended December 31, 2001 was 41.2% of sales, an increase as compared to the same period one-year ago, which was 38.4%. This increase in gross profit margin can be attributed to the strength of the U.S. dollar and the price increases established in 2001.


         Selling expenses for the Company increased by 3.0% to $3,128,846 for the fiscal year ended December 31, 2001 as compared to $3,036,650 for the fiscal year ended December 31, 2000. A bin expense was incurred in 2000, when Rosedale Wallcoverings entered into a three-year agreement with Sherwin Williams to supply stock to their stores. Bin Expense is the cost of buying wallpaper bin space in major chains. Before you can display your product in Sherwin Williams stores, you are required to purchase the space that you will be occupying. Rosedale was required to buy the bin space, with the expense being allocated over eighteen months. This has been totally accounted for by the end of 2001.

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


         The Company was forced by the National Bank to cancel certain foreign exchange contracts in October 2001, which resulted in a cancellation fee of $214,668. During 2000, the Company had foreign exchange contracts to sell U.S. dollars based on projected U.S. sales. The Company defaulted on these contracts primarily due to the Chapter 11 filing of a major customer in the U.S. The National Bank, at their discretion, permitted the Company to roll forward these contracts through 2000 and the first nine months of 2001. In October 2001, the National Bank changed their policy on rolling forward these contracts forcing us to settle the roll forward contracts, which created a cancellation fee of $214,668. This had a major impact on our profitability for the year.

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


Item 8. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III.


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

         The following table sets forth certain information concerning the Directors and Executive Officers of the Company:

         Name                               Age             Position

         Alan Fine                           56      Chief Executive Officer and Chairman of the Board

         Sidney Ackerman                     56      President and Director

         Norman G. Maxwell                   54      Chief Financial Officer and Director

         Ken Page                            40      Director

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


Compensation of Directors

         The Company has paid compensation to one director for acting in such capacity. Ken Page received $1,000 Cdn ($645 U.S.) for one meeting attended in 2001.

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

Item 13.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             3.1           Articles of Incorporation of the Registrant(1)
             3.2           By-laws of Registrant(1)
             4.1           Form of Underwriters' Warrant(3)
             4.2           Form of Warrant Agreement(1)
             4.3           Specimen Common Stock Certificate(3)
             4.4           Specimen Redeemable Common Stock Purchase
                           Warrant Certificate(4)
             4.5           Voting Agreement (4)
             4.6           Amendment No. 1 to Voting Agreement
            10.2           1998 Stock Option Plan(3)
            10.4           Form of Employment Agreement with Sidney Ackerman(3)
            10.5           Form of Employment Agreement with Alan Fine(3)
            21             List of Subsidiaries of Registrant*
            99.1           Section 906 Certifications

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

                                         Date: August 7, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name                                        Position                                    Date

/s/ ALAN FINE                               Chairman, Chief Executive Officer           August 7, 2002
Alan Fine

/s/ SIDNEY ACKERMAN                         President Director                          August 7, 2002
Sidney Ackerman

/s/ NORMAN G. MAXWELL                       Director, Chief Financial Officer,          August 7, 2002
Norman G. Maxwell                           Principal Accounting Officer

/s/ KEN PAGE                                Director                                    August 7, 2002
Ken Page

EXHIBIT 4.6

                                VOTING AGREEMENT
                                                   DATED the 16 day of Aug. 1999

         Voting Agreement made this 16 day of Aug,1999 among Alan Fine, Sidney Ackerman. The Ackerman Family Trust, 1274152 Ontario Inc.. 1324864 Ontario Inc.. and 454590 Ontario Limited collectively, "Shareholders" of Rosedale Decorative Products Ltd. (the "Corporation ");

         WHEREAS the shareholders are the registered holders and beneficial owners of issued and outstanding common shares in the capital of the Corporation (the "Shares") hereto and have agreed to enter into this Agreement for the purpose of assuring the continuity of the management and policies of the Corporation;


         NOW THEREFORE THIS AGREEMENT WITNESSETH that for good and valuable consideration, the receipt whereof is hereby acknowledged by each of the signatories hereto, and the mutual covenants herein contained, it is agreed by and between the parties hereto as follows:

1. The Shareholders agree to Vote all of their Shares to the extent that they wish to express their unanimous agreement and if they or any of them do not so express unanimity or if anyone of them abstains from voting, whether required to abstain or not, in respect of any matter to be voted on at a meeting of shareholders of the Corporation then the Shareholders agree to Vote all of their shares against such matter or withhold all of their votes in respect of such matter as applicable and to so instruct their proxies.

2. The provisions or this Agreement shall apply to any shares in the capital of the Corporation to which voting rights are attached which may be issued to the Shareholder at any time during the currency of this Agreement and any shares in the capital of the Corporation which are issued in replacement of any Shares or after acquired shares and this Agreement does apply to any shares that are sold or transferred to
         a. Shareholder and does not apply to any shares that are sold or transferred to an arm's length third party.

3.       This Agreement shall terminate upon the earlier of:

        (a) Sidney or Alan are no longer employed by the Corporation or any of its subsidiaries and affiliates as defined in the Securities Act of Ontario.

        (b) The date upon which any Shareholder will have divested itself or himself of the last of the Shares to a party at arm's length for a fair market consideration.


4. This Agreement constitutes the entire agreement between the parties hereto pertaining to the subject matter hereof and supersedes all prior and contemporaneous agreements, understandings, negotiations and discussions, whether oral or written, of the parties hereto and there are no warranties, representations or other agreements between the parties in connection with the subject matter hereof, except as specifically set forth herein or in the schedule annexed hereto. No supplement, modification, waiver or termination of this Agreement shall be binding unless executed in writing by the parties to be bound thereby.

5. Except as otherwise provided, all of the terms and provisions in this agreement shall be binding upon and shall enure to the benefit of the parties hereto and their respective heirs, executors, administrators, successors and assigns, as the case may be.

6.       Time shall be of the essence of this Agreement.

7. This Agreement shall be governed and construed in accordance with the laws of the Province of Ontario.

8. This Agreement shall supercede the Voting Agreement dated March 31st, 1998 as amended on the same date.

IN WITNESS WHEREOF this Agreement has been executed by the parties hereto.

/s/ SIDNEY ACKERMAN                         /s/ ALAN FINE
-------------------                         ------------------


THE ACKERMAN FAMILY TRUST  454590 ONTARIO LIMITED

Per:                                                 Per:

/s/ SHELDON SHAPIRO                         /s/ ALAN FINE
---------------------------                 ----------------------------
Sheldon Shapiro, Trustee                    Alan Fine, President

Per:

/s/ FRED STOPPELL                           1324864 ONTARIO INC.
---------------------------
Fred Stoppell, Trustee
                                                     Per:

                                            /s/ SIDNEY ACKERMAN
                                            ---------------------------
                                            Sidney Ackerman, President

                        Rosedale Decorative Products Ltd.

                                Voting Agreement

Instrument of Adherence                                  Dated: October 30, 2001

         WHEREAS The Ackerman Family Trust is the registered and beneficial owner of 233,274 issued and outstanding common shares (the "Shares") in the capital of Rosedale Decorative Products Ltd. (the "Corporation");



         AND WHEREAS The Ackerman Family Trust entered into a Voting Agreement dated August 16th, 1999 (copy attached) with certain other Shareholders of the Corporation (the "Voting Agreement");

         AND WHEREAS The Ackerman Family Trust has agreed to transfer 77,758 Shares to Janis Ackerman, 77,758 Shares to Robert Ackerman and 77,758 Shares to Lauren Ackerman being all of the said Shares held by The Ackerman Family Trust;


         NOW THEREFORE, each of the undersigned in consideration of the transfer of Shares and other good and valuable consideration, hereby agrees to be bound by the terms of the Voting Agreement as if an original signatory thereto.


         This Instrument of Adherence shall be binding on each of the undersigned and each of the undersigned's heirs, estate trustees, legal personal representatives and assigns as of the date above written.


This document may be signed in counterpart and facsimile signatures shall be as binding as originals.


                                                              /s/ JANIS ACKERMAN
                                                      --------------------------


                                                             /s/ ROBERT ACKERMAN
                                                      --------------------------


                                                             /s/ LAUREN ACKERMAN
                                                      --------------------------

Exhibit 99.1


          Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
            Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

     I, Alan Fine, Chief Executive Officer of Rosedale Decorative Products Ltd. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2001 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated: August 7, 2002



                                                         /s/ ALAN FINE
                                                         ------------------
                                                         Alan Fine,
                                                         Chief Executive Officer

          Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
            Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

     I, Norman G. Maxwell, Chief Financial Officer of Rosedale Decorative Products Ltd. (the "Company"), certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2001 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated: August 7, 2002



                                                        /s/ NORMAN G.  MAXWELL
                                                        ----------------------
                                                        Norman G. Maxwell,


                                                        Chief Financial Officer

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


                                               /s/ SCHWARTZ LEVITSKY FELDMAN LLP


       Toronto, Ontario                            Schwartz Levitsky Feldman llp
       February 11, 2002                                   Chartered Accountants

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Balance Sheets
As of December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)

                                                                                      2001               2000

                                                                                        $                  $
                                                           ASSETS
       CURRENT ASSETS

           Cash                                                                  1,897,453           2,524,394
           Accounts receivable (notes 3 and 9)                                   4,018,712           3,796,829
           Inventory (notes 4 and 9)                                             5,462,180           6,375,981
           Prepaid expenses and sundry assets (note 5)                             883,580           1,271,120
           Income taxes recoverable                                                 41,858              34,742
                                                                                ----------          ----------


                                                                                12,303,783          14,003,066

       DEFERRED PRODUCT COSTS (note 6)                                             559,329             589,786

       MORTGAGES RECEIVABLE (note 7)                                               309,820             329,096

       PROPERTY, PLANT AND EQUIPMENT (note 8)                                    3,392,450           3,126,084
                                                                                ----------          ----------

                                                                                16,565,382          18,048,032
                                                                                ==========          ==========

       APPROVED ON BEHALF OF THE BOARD

                                                        Director
       ----------------------------------------------

                                                        Director
       ----------------------------------------------

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

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Statements of Operations
For the years ended December 31
(Amounts expressed in US dollars)

                                                                   2001               2000                1999

                                                                     $                  $                   $

       SALES                                                 17,781,160         21,216,386          16,908,400

       COST OF SALES                                         10,448,099         13,066,808          11,179,513
                                                             ----------         ----------          ----------

       GROSS PROFIT                                           7,333,061          8,149,578           5,728,887
                                                             ----------         ----------          ----------

       OPERATING EXPENSES

           General and administrative                         2,555,952          2,667,969           2,749,065
           Selling                                            3,128,846          3,036,650           2,496,841
           Design studio                                        652,072            675,799             791,741
           Book development costs recovered                    (36,941)           (16,558)             (2,593)
           Amortization                                       1,086,667            955,238             815,374
                                                             ----------         ----------          ----------

       TOTAL OPERATING EXPENSES                               7,386,596          7,319,098           6,850,428
                                                             ----------         ----------          ----------

       OPERATING INCOME (LOSS)                                 (53,535)            830,480         (1,121,541)

           Cancellation fee - foreign exchange
              contract (note 13)                                214,668                 -                   -
           Interest expense                                     255,914            426,070             265,990
           Exchange loss on foreign exchange
              contracts                                          41,992                 -                   -
                                                             ----------         ----------          ----------

       INCOME (LOSS) BEFORE INCOME TAXES                      (566,109)            404,410         (1,387,531)

           Income taxes (recovery) (note 14)                      (736)            111,922             140,719
                                                             ----------         ----------          ----------

       NET INCOME (LOSS)                                      (565,373)            292,488         (1,528,250)
                                                             ==========         ==========          ==========

       Net earnings (loss) per common share,
           basic and diluted (note 16)                           (0.20)               0.11              (0.55)
                                                             ==========         ==========          ==========

       Weighted average number of common
           shares outstanding                                 2,757,995          2,777,181           2,769,997
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

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Statements of Cash Flows
For the years ended December 31
(Amounts expressed in US dollars)

                                                                   2001                2000               1999

                                                                     $                   $                  $

       Cash flows from financing activities:

            Issuance of common stock                                 -                   -              48,073
            Purchase of treasury stock                          (8,728)            (23,873)                 -
            Proceeds from (repayment of)
              bank indebtedness                                 969,893           (381,318)          1,175,468
            Proceeds from (repayment of) loans from
              stockholders and directors                      (374,041)             109,129          (757,180)
                                                             ----------          ----------        -----------

            Net cash provided by (used in)
              financing activities                              587,124           (296,062)            466,361
                                                             ----------          ----------        -----------

       Effect of foreign currency exchange
       rate changes                                           (134,170)           (114,014)            201,482
                                                             ----------          ----------        -----------

       Net decrease in cash and cash equivalents              (626,941)           (716,326)          (176,694)

       Cash and cash equivalents, beginning of year           2,524,394           3,240,720          3,417,414
                                                             ----------          ----------        -----------

       Cash and cash equivalents, end of year                 1,897,453           2,524,394          3,240,720
                                                             ----------          ----------        -----------

       Income taxes paid                                         22,297              50,062            316,810
                                                             ==========          ==========        ===========

       Interest paid                                           287,798              468,354            531,980
                                                             ==========          ==========        ===========

     The accompanying notes are an integral part of these consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31
(Amounts expressed in US dollars)

                                   Common                                                                             Accumulated
                                    Stock           Common        Additional                                                Other
                                Number of            Stock           Paid-in         Retained       Comprehensive   Comprehensive
                                   Shares           Amount           Capital         Earnings       Income (loss)   Income (loss)
                                  ---------        ---------      ------------       ----------     -------------   --------------
                                                       $                 $                $                 $               $
Balance as of December 31, 1998   2,765,000        5,013,883           142,314        3,238,608                  -        (388,341)

  Issuance of common stock           21,714           48,073                -                -                   -               -
      [note 12 (b) (i) (ii)]
  Foreign currency translation           -                -                 -                -              455,190         455,190
  Net loss for the year                  -                -                 -       (1,528,250)         (1,528,250)              -
                                  ---------        ---------      ------------       ----------     --------------- ----------------

Balance as of December 31, 1999   2,786,714        5,061,956           142,314        1,710,358         (1,073,060)          66,849
                                  =========        =========      ============       ==========     =============== ================

  Repurchase for Treasury          (22,400)         (23,873)                -                -                   -               -
      Stock [note 12 (b) (iii)]
  Foreign currency translation           -                -                 -                -             262,519)       (262,519)
  Net income for the year                -                -                 -           292,488             292,488              -
                                  ---------        ---------      ------------       ----------     --------------- ----------------

Balance as of December 31, 2000   2,764,314        5,038,083           142,314        2,002,846              29,969       (195,670)
                                  =========        =========      ============       ==========     =============== ================

  Repurchase for Treasury           (8,800)          (8,728)                -                -                   -               -
      Stock [note 12 (b) (iv)]
  Foreign currency translation           -                -                 -                -            (393,364)       (393,364)
  Net loss for the year                  -                -                 -         (565,373)           (565,373)              -
                                  ---------        ---------      ------------       ----------     --------------- ----------------

Balance as of December 31, 2001   2,755,514        5,029,355           142,314        1,437,473           (958,737)       (589,034)
                                  =========        =========      ============       ==========     =============== ================


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

           q)   Derivative Instruments and Hedging Activities

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

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)

       2.  COMPREHENSIVE INCOME (LOSS)

           The company has adopted FAS No. 130 "Reporting Comprehensive Income" as of December 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:


                                                                            2001           2000           1999

                                                                              $              $              $

           NET INCOME (LOSS)                                           (565,373)        292,488        (1,528,250)

           OTHER COMPREHENSIVE INCOME (LOSS)

                Foreign currency translation                           (393,364)       (262,519)          455,190
                                                                      ----------      ----------       -----------

           COMPREHENSIVE INCOME (LOSS)                                 (958,737)         29,969        (1,073,060)
                                                                      ==========      ==========       ===========

           The foreign currency translation adjustments are not currently adjusted for income taxes as the company is located in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars, which are done only for the convenience of the reader as disclosed in note 1(j).


       3.  ACCOUNTS RECEIVABLE

                                                                                      2001                2000

                                                                                        $                   $

           Accounts receivable                                                   4,181,917           4,159,765
           Less:  Allowance for doubtful accounts                                  163,205             362,936
                                                                                ----------          ----------

           Accounts receivable, net                                              4,018,712           3,796,829



ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)


       4.  INVENTORY
                                                                                      2001                2000

                                                                                        $                   $
           Inventory comprised the following:

                Raw materials                                                      264,038            556,565
                Finished goods                                                   5,198,142          5,819,416
                                                                                ----------          ----------

                                                                                 5,462,180          6,375,981
                                                                                ==========          ==========


5.       PREPAID EXPENSES AND SUNDRY ASSETS
                                                                                      2001               2000

                                                                                        $                  $

           Prepaid bins                                                                 -             462,778
           Prepaid income taxes [note 18 (a)]                                      225,976            240,037
           Other prepaids and sundry assets                                        657,604            568,305
                                                                                ----------          ----------

                                                                                   883,580          1,271,120
                                                                                ==========          ==========


       6.  DEFERRED PRODUCT COSTS
                                                                                      2001               2000

                                                                                        $                  $

           Book development costs                                                1,523,073          1,278,994
                                                                                ----------          ----------
           Less:  Accumulated amortization                                         963,744            689,208
                                                                                ----------          ----------

           Net Deferred Product Costs                                              559,329            589,786
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


                                                                                      2001               2000

                                                                                        $                  $

           1216748 Ontario Inc.                                                    162,464            172,572
           1217576 Ontario Inc.                                                    147,356            156,524
                                                                                ----------          ----------

                                                                                   309,820            329,096
                                                                                ==========          ==========

       8.  PROPERTY, PLANT AND EQUIPMENT
                                                                                      2001               2000

                                                                                        $                  $

           Leasehold improvements                                                  201,576            167,130
           Automobile                                                               40,598             27,854
           Equipment and furniture                                                 309,680            297,603
           Furniture and fixtures                                                  238,741            252,502
           Computer equipment                                                      633,123            594,750
           Cylinders and related design costs                                    5,362,942          4,745,800
                                                                                ----------          ----------

           Cost                                                                  6,786,660          6,085,639
                                                                                ----------          ----------

           Less:  Accumulated amortization

                  Leasehold improvements                                            58,998             34,801
                  Automobile                                                        22,724             19,273
                  Equipment and furniture                                          238,625            238,522
                  Furniture and fixtures                                           207,067            211,539
                  Computer equipment                                               434,614            394,363
                  Cylinders and related design costs                             2,432,182          2,061,057
                                                                                ----------          ----------

                                                                                 3,394,210          2,959,555
                                                                                ----------          ----------

           Net                                                                   3,392,450          3,126,084
                                                                                ==========          ==========

                                                                              14

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


       10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
                                                                                         2001             2000

                                                                                           $                $
           Accounts payable and accrued expenses is comprised of the following:

                Trade payables                                                      4,045,240        4,362,682
                Accrued expenses                                                      181,475          601,554
                                                                                   ----------        ----------

                                                                                    4,226,715        4,964,236
                                                                                   ==========        ==========

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

                Issued
                                                                                      2001                2000

                                                                                        $                   $

                2,786,714   Common shares (2000 - 2,786,714)                     5,061,956           5,061,956
                     31,200   Treasury shares (2000 - 22,400)                      (32,601)            (23,873)
                1,265,000   Warrants                                               142,314             142,314
                                                                                 ----------          ----------

                                                                                 5,171,669           5,180,397
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

                ii)On August 30, 1999, the Company entered into an agreement with a New York research company, First Hudson Research, LLC ("FHR") to obtain use of that company's "AwareNet" service. This service allowed the use of FHR's proprietary e-mail data base to send information about the company to interested third parties. The agreement included a provision for the issuance of shares to a value of $16,666 at a share price determined by an average seven day bid and ask price prior to the commencement of the e-mail campaign. Based on this measurement criteria, 6,714 common shares were issued to FHR at an average price of $2.4822

               iii)On May 8, 2000, the Company announced that it was
                   implementing a repurchase program for up to 200,000 shares of its Common Stock. During 2000, the Company has re-purchased 22,400 shares of its common stock.

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

                                                                          Shares         Shares
                                                                       Available        Subject         Option
                                                                       For Grant     to Options         Prices


                Outstanding at December 31, 1999                         413,500        336,500           1.00
                Granted                                                       -              -              -
                Exercised                                                     -              -              -
                Expired                                                       -              -              -
                Cancelled                                                201,500      (201,500)           1.00
                                                                      ----------     ----------       ----------

                Outstanding at December 31, 2000                         615,000        135,000           1.00
                Granted                                                       -              -              -
                Exercised                                                     -              -              -
                Expired                                                       -              -              -
                Cancelled                                                     -              -              -
                                                                      ----------     ----------       ----------

                Outstanding at December 31, 2001                         615,000        135,000           1.00
                                                                      ==========     ==========       ==========

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

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)


       14. INCOME TAXES
                                                                   2001                  2000             1999

                                                                     $                     $                $

           a)   Current                                           (736)                24,122           88,895
                Deferred                                             -                 87,800           51,824
                                                              ----------           ----------       ----------

                                                                  (736)               111,922          140,719
                                                              ==========           ==========       ==========

           b)   Current income taxes consists of:

                                                                   2001               2000                1999

                                                                     $                  $                   $
                Amounts calculated at basic Canadian
                    Federal and Provincial Rates              (238,000)            214,719           (619,000)
                Increase (decrease) resulting from:

                Temporary differences                                -            (87,800)            (51,824)
                Part 1.3 large corporation tax                    4,500             16,716              12,500
                Corporate minimum tax                                -               7,406                  -
                Non-deductible expenses                          24,000              8,753                  -
                Adjustment to prior year's taxes                     -                  -               79,000
                Losses utilized                                      -           (135,672)                  -
                Losses carried forward                          208,764                 -              668,219
                                                              ----------           ----------       ----------

                                                                  (736)             24,122              88,895
                                                              ==========           ==========       ==========

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

                                                                   2001               2000                1999

                                                                     $                  $                   $
           Weighted average common
                 stock outstanding assuming dilution          2,757,995          2,771,181           2,769,997
                                                              ==========         ==========         ==========

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

           a)   The breakdown of sales by geographic area is as follows:

                                                                   2001               2000                1999

                                                                     $                  $                   $

                United States of America                     10,631,691         12,716,808           9,457,021
                Canada                                        6,052,068          8,045,710           6,655,528
                Other                                         1,097,401            453,868             795,851
                                                             ----------         ----------           ---------

                                                             17,781,160         21,216,386          16,908,400
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

                                                                   2001               2000                1999

                                                                     $                  $                   $

                United States of America                      (388,047)            175,313           (854,764)
                Canada                                        (192,433)            110,918           (601,554)
                Other                                          (34,893)              6,257            (71,932)
                                                             ----------         ----------          ----------

                                                              (565,373)            292,488         (1,528,250)
                                                             ==========         ==========          ==========

           b) The breakdown of identifiable assets by geographic area is as follows:

                                                                                      2001                2000

                                                                                        $                   $

                United States of America                                         4,753,949           1,996,978
                Canada                                                           9,413,942          14,453,363
                Other                                                            2,397,491           1,597,691
                                                                                ----------          ----------

                                                                                16,565,382          18,048,032
                                                                                ==========          ==========

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)

       17. SEGMENTED INFORMATION   (cont'd)

           c)   Sales to major customers are as follows:
                                                                            2001           2000           1999


                Sales                                             $    5,346,258  $   7,337,673  $   5,385,915
                                                                      ----------     ----------      ---------

                % of total sales                                             30%            35%            32%
                                                                      ----------     ----------      ---------

                Amounts included in accounts receivable           $    1,413,700  $     918,467  $     649,838
                                                                      ----------     ----------      ---------

           d)   Purchases from major suppliers are as follows:

                                                                            2001           2000           1999


                Purchases                                         $    5,958,567  $   4,171,007  $     317,789
                                                                      ----------     ----------      ---------

                % of total purchases                                         53%            30%            47%
                                                                      ----------     ----------      ---------

                Amounts included in accounts payable              $    2,402,577  $   1,061,619  $   2,383,245
                                                                      ----------     ----------      ---------

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

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)

       19. COMMITMENTS

           a) Minimum payments under operating leases for premises amount to approximately $360,000 per annum, exclusive of insurance and other occupancy charges. The future minimum lease payments over the next five years are as follows:

                Payable during the following periods:

                Within one year                                                                $       363,329
                Over one year but not exceeding two years                                              346,550
                Over two years but not exceeding three years                                           295,831
                Over three years but not exceeding four years                                           56,504
                Over four years but not exceeding five years                                            18,835
                                                                                                --------------

                                                                                               $     1,081,049
                                                                                                ==============


           b) Minimum payments under operating leases for equipment amount to approximately $7,000 per annum. The future minimum lease payments over the next two years are as follows:

                Payable during the following periods:

                Within one year                                                                $         6,839
                Over one year but not exceeding two years                                                  888
                                                                                                --------------

                                                                                               $         7,727
                                                                                                ==============

           c) Minimum payments under operating leases for vehicles amount to approximately $34,000 per annum. The future minimum lease payments over the next four years are as follows:

                Payable during the following periods:

                Within one year                                                               $         34,848
                Over one year but not exceeding two years                                               27,239
                Over two years but not exceeding three years                                            23,887
                Over three years but not exceeding four years                                            5,352
                                                                                                --------------

                                                                                               $        91,326
                                                                                                ==============


                                                                              23

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

                                       December 31, 2001                          December 31, 2000
--------------------------------------------------------------------------------------------------------------
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