Form 10QSB
period 2002-06-30
ROSEDALE DECORATIVE PRODUCTS LTD
filed 2002-08-14
CIK 1051357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                                              FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Transition Period from _______________ TO _______________.

                                    001-14898
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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

     As of June 30, 2002, 2,755,514 shares of Common Stock, no par value per share, of Rosedale Decorative Products Ltd. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements



                        ROSEDALE DECORATIVE PRODUCTS LTD.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                                   (Unaudited)


                                TABLE OF CONTENTS


       Interim Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001           2 - 3

       Interim Consolidated Statements of Income for the three months ended
        June 30, 2002 and June 30,2001                                                           4

       Interim Consolidated Statements of Income for the six months ended
        June 30, 2002 and June 30,2001                                                           5
       Interim Consolidated Statements of Cash Flows for the six months ended
       June 30, 2002 and June 30, 2001                                                         6 - 7

       Interim Consolidated Statements of Stockholders' Equity for the six months
        ended June 30, 2002 and December 31, 2001                                                8

       Condensed Notes to Interim Consolidated Financial Statements                            9 - 10

                                        1

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of June 30, 2002 and December 31, 2001
(Amounts expressed in US dollars)
(Unaudited)

                                                                                      2002                2001

                                                                                        $                   $

                                                        ASSETS
       CURRENT ASSETS

           Cash                                                                  1,502,078           1,897,453
           Accounts receivable                                                   5,446,816           4,018,712
           Inventory                                                             5,891,055           5,462,180
           Prepaid expenses and sundry assets                                      727,957             883,580
           Income taxes recoverable                                                      -              41,858


                                                                                13,567,906          12,303,783



       DEFERRED PRODUCT COSTS                                                      502,763             559,329

       MORTGAGES RECEIVABLE                                                        325,471             309,820

       PROPERTY, PLANT AND EQUIPMENT                                             3,644,474           3,392,450














                                                                                18,040,614          16,565,382








          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of June 30, 2002 and December 31, 2001
(Amounts expressed in US dollars)
(Unaudited)

                                                                                      2002                2001

                                                                                        $                   $

                                                      LIABILITIES
       CURRENT LIABILITIES

           Bank indebtedness                                                     4,654,069           4,886,846
           Accounts payable and accrued expenses                                 5,140,740           4,226,715
           Income tax payable                                                      203,501                   -


                                                                                 9,998,310           9,113,561



       DUE TO STOCKHOLDERS & DIRECTORS                                           1,046,650           1,150,573

       DEFERRED INCOME TAXES                                                       295,344             281,140


                                                                                11,340,304          10,545,274


                                                 STOCKHOLDERS' EQUITY

       COMMON STOCK                                                              5,029,355           5,029,355

       ADDITIONAL PAID-IN CAPITAL                                                  142,314             142,314

       ACCUMULATED OTHER COMPREHENSIVE LOSS                                       (271,036)           (589,034)

       RETAINED EARNINGS                                                         1,799,677           1,437,473


                                                                                 6,700,310           6,020,108


                                                                                18,040,614          16,565,382





          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Income
For the period ended June 30
(Amounts expressed in US dollars)
(Unaudited)

                                                                               Three-months        Three-months
                                                                                     Ended               ended
                                                                                  June 30,            June 30,
                                                                                      2002                2001

                                                                                        $                   $

       SALES                                                                     6,015,427           4,439,314

       COST OF SALES                                                             3,446,944           2,295,320


       GROSS PROFIT                                                              2,568,483           2,143,994


       OPERATING EXPENSES

           General and administrative                                              713,593             731,429
           Selling                                                                 805,382             858,219
           Design studio                                                           248,801             200,680
           Book development costs (recovery)                                      (64,278)              25,307
           Amortization                                                            380,300             237,331


       TOTAL OPERATING EXPENSES                                                  2,083,798           2,052,966


       OPERATING INCOME                                                            484,685              91,028

           Interest expense                                                       (57,906)           (134,222)
           Exchange gain on Foreign Exchange Contracts                              95,001             313,172


       INCOME BEFORE INCOME TAXES                                                  521,780             269,978

           Income taxes (Recovery)                                                 196,837            (13,091)


       NET INCOME                                                                  324,943             283,069


       Basic and diluted Net Income Per Share                                         0.12                0.10


       Weighted average number of common shares
           Outstanding                                                           2,755,514           2,756,982




          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Operations
For the period ended June 30
(Amounts expressed in US dollars)
(Unaudited)

                                                                                Six-months          Six-months
                                                                                     Ended               ended
                                                                                  June 30,            June 30,
                                                                                      2002                2001

                                                                                        $                   $

       SALES                                                                    11,253,827           9,132,759

       COST OF SALES                                                             6,721,135           5,030,965


       GROSS PROFIT                                                              4,532,692           4,101,794


       OPERATING EXPENSES

           General and administrative                                            1,389,476           1,356,197
           Selling                                                               1,546,774           1,631,730
           Design studio                                                           436,467             339,637
           Book development costs  (recovery)                                     (73,688)              50,834
           Amortization                                                            667,279             475,811


       TOTAL OPERATING EXPENSES                                                  3,966,308           3,854,209


       OPERATING INCOME                                                            566,384             247,585

           Interest expense                                                      (108,355)           (246,165)
           Exchange gain (loss) on Foreign Exchange Contracts                      126,105           (182,745)


       INCOME (LOSS) BEFORE INCOME TAXES                                           584,134           (181,325)

           Income taxes                                                            221,930                   -


       NET INCOME (LOSS)                                                           362,204           (181,325)


       Basic and diluted Net Income (Loss) Per Share                                  0.13              (0.07)


       Weighted average number of common shares
           Outstanding                                                           2,755,514           2,760,517






          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
For the period ended June 30
(Amounts expressed in US dollars)
(Unaudited)

                                                                              Six-months ended   Six-months ended
                                                                                   June 30            June 30,
                                                                                     2002                2001

                                                                                        $                   $

       Cash flows from operating activities:

           Net income (Loss)                                                       362,204           (181,325)


           Adjustments to reconcile net income to net cash used in operating activities:

           Amortization of Capital Assets                                          517,266             427,528
           Amortization of deferred product costs                                  150,013              99,117
           Exchange (gain) loss on foreign exchange contracts                     (126,105)            182,745
           Increase in accounts receivable                                      (1,179,938)           (133,597)
           Increase in inventory                                                  (147,286)           (862,175)
           Decrease in prepaid expenses and sundry assets                          192,885             389,827
           (Increase) Decrease in accounts payable and accrued expenses            800,783            (649,222)
           Increase (decrease) in income taxes payable/recoverable                 238,355             (12,049)


                Total adjustments                                                  445,973            (557,826)


           Net cash provided by (used in) operating activities                     808,177            (739,151)


       Cash flows from investing activities:

           Deferred product costs incurred                                         (68,314)           (147,907)
           Purchases of property, plant and equipment                             (594,929)           (623,789)


           Net cash used in investing activities                                  (663,243)           (771,696)






          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
For the period ended June 30
(Amounts expressed in US dollars)
(Unaudited)

                                                                              Six-months ended    Six-months ended
                                                                                  June 30,            June 30,
                                                                                      2002                2001

                                                                                        $                   $

       Cash flows from financing activities:

            (Repayment of) Proceeds from bank indebtedness                        (461,992)             84,288
            Proceeds from loans with affiliated companies                                 -              4,473
            Purchase of Treasury Stock                                                    -            (8,728)
            Repayment of directors loans                                          (156,081)           (29,733)


            Net cash provided by (used in) financing activities                   (618,073)             50,300


       Effect of foreign currency exchange rate changes                              77,764           (43,819)


       Net decrease in cash and cash equivalents                                  (395,375)        (1,504,366)

       Cash and cash equivalents, January 1, 2002                                 1,897,453          2,524,394


       End of six month period ended June 30, 2002                                1,502,078          1,020,028


       Income taxes paid                                                             30,671             14,791


       Interest paid                                                                133,906            259,589






          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of changes in Stockholders' Equity (Amounts expressed in US dollars)
(Unaudited)

                                    Common                                                                Accumulated
                                     Stock        Common     Additional                                      Other
                                 Number of         Stock        Paid-in      Retained   Comprehensive     Comprehensive
                                    Shares        Amount        Capital      Earnings      Income (loss)   Income (loss)
                              ------------  ------------   ------------  ------------  ----------------- ---------------
                                                      $              $             $                 $                $
     Balance as of December 31,
         2000                    2,764,314     5,038,083          142,314  2,002,846                 -         (195,670)

     Purchase of treasury stock    (8,800)       (8,728)             -             -                 -                -
     Foreign currency translation       -             -              -             -          (393,364)        (393,364)

        Net loss for the year           -             -              -      (565,373)          (565,373)              -


     Balance as of December 31,
         2001                    2,755,514     5,029,355        142,314     1,437,473         (958,737)        (589,034)



     Foreign currency translation       -             -              -             -            317,998          317,998

     Net profit for the
         six-month period to
         June 30, 2002                  -             -              -        362,204           362,204               -



     Balance as of June,
         2002                    2,755,514     5,029,355        142,314     1,799,677           680,202        (271,036)


          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Condensed Notes to Consolidated Financial Statements
As of June 30,2002
 (Amounts expressed in US dollars)
 (Unaudited)






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





2.       PROPOSED SALE OF SUBSIDIARY

           In July 2002, the Company filed a Proxy Statement with the Securities and Exchange Commission for the approval by shareholders of the sale of a wholly owned subsidiary, Rosedale Wallcoverings & Fabrics Inc. ("Rosedale") to the Chairman of the Board and Chief Executive Officer, Alan Fine.

           The terms and conditions and impact to the Company resulting from the proposed transaction is fully set out in pro-forma financial statements included in the aforementioned Proxy Statement.

           The Proxy Statement is currently under review by the Securities and Exchange Commission.


3.       CONTINGENCIES

           a) Rosedale has been re-assessed by Canada Customs and Revenue Agency ("CCRA") and the Province of Ontario for fiscal years ended December 31, 1993 and December 31, 1994 for additional corporate income taxes estimated to be $863,000. The company has objected to these re-assessments and has no obligation to pay the portion relating to CCRA in the amount of $600,000 until the objections have been processed. Since the company considers the re-assessments to be incorrect, no liability has been set up in the accounts. Should all or part of the re-assessments be upheld, the additional income taxes would be taken into account in the year of occurrence.

                The company has retained a firm of tax specialists to represent them in presenting their case to CCRA and currently the Notices of Objections are being considered by the Chief of Appeals.


                As at March 31, 2002, Rosedale made payments in respect to the above income tax re-assessments amounting to approximately $229,000 to the Province of Ontario. This amount has been included in prepaid expenses and sundry assets.


           b) The company has guaranteed the indebtedness of affiliated companies in the amount of $561,000 through general security agreements ranking behind the National Bank of Canada. As at June 30, 2002, the indebtedness of the affiliated companies amounted to approximately $366,000.


           c) The company has guaranteed secured by general security agreements loans made by the Laurentian Bank of Canada to two affiliated companies in the amount of approximately $1,300,000.

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

Results of Operation

    Three months ended June 30, 2002 as compared to three months ended June 30, 2001.

     Revenues for the three months ended June 30, 2002 were $6,015,427, a 35.5% increase over prior year revenues of $4,439,314. This increase resulted mainly from the launch of new collections in the U.S. market in both wallpaper and fabric. The Export market continued to grow during the second quarter.

     Gross profits for the three months ended June 30, 2002 was $2,568,483, as compared to the same period one-year ago of $2,143,994. This increase in gross profit is primarily attributable to increased sales.

     General and administrative expenses for the Company decreased by 2.4%, to $713,593 for the three months period ended June 30, 2002 from $731,429 for the three months ended June 30, 2001. Wages accounted for the majority of this decrease as the requirements of the retail store were rationalized with savings being achieved.

     Selling expenses have decreased by 6.2% to $805,382 for the three-month period ended June 30, 2002 as compared to $858,219 for the same period last year. This savings relates to the Sherwin Williams bin expense incurred in 2000 and 2001, but was not repeated in 2002.

     Design studio expenses for the Company increased by 24% to $248,801 for the three months ended June 30, 2002 versus $200,680 for the same period last year. Wages accounted for the majority of this increase as the Ontario division started its own design studio during the second quarter of 2001.

     Book development income for the three-month period ended June 30, 2002 was $64,278 compared to a cost $25,307 for the same period last year. This decrease in expense can be attributed to profits made on collections this year. We believe that it is imperative that we keep our books at display counters in the marketplace, as these sample books are our silent salesperson.

     Operating income for the three months ended June 30, 2002 increased to $484,685 from $91,028 for the three months ended June 30, 2001. This increase is primarily attributable to the increase in sales.

     Interest expense for the Company for the three months ended June 30, 2002 decreased to $57,906 from $134,222 for the three months ended June 30, 2001. This decrease in interest expense is primarily attributable to lower interest rates and decreased average borrowings during the period.

     The exchange gain on foreign exchange contracts for the three months ended June 30, 2002 was 95,001 as compared to $313,172 for the same period last year. This occurred as the Canadian dollar strengthened by almost 0.08 cents during the quarter increasing the value of the foreign exchange contracts held at the end of the period.

     Net income for the three months ended June 30, 2002 was $324,943 as compared to $283,069 for the three months ended June 30, 2001. The improvement relates to increased sales and lower interest charges, which was partially offset by the lower gain on exchange recorded during the quarter.

    Basic and fully diluted earnings per share for the three months ended June 30, 2002 were $0.12 compared to $0.10 for the same period last year.

Six months ended June 30, 2002 as compared to Six months ended June 30, 2001.

     Revenues for the six months ended June 30, 2002 were $11,253,827, a 23.2% increase over prior year revenues of $9,132,759. This increase resulted mainly from an increase in sales in the U.S. and Export markets of new collections of wallpaper and fabric. The U.S. and Canadian economy continues to struggle, as consumer confidence has not rebounded as yet. The Company must continue to evaluate and meet the requirements of its customers.

     Gross profit as a percentage of revenue for the six months ended June 30, 2002 was 40.3%, as compared to the same period one-year ago of 44.9%. This decrease in gross profit margins can be attributed to a change in the sales mix and the clearing of slow moving and obsolete inventory. Price increases have been implemented on newly introduced collections to offset the increases received from suppliers.

     General and administrative expenses for the Company increased by 2.5%, to $1,389,476 for the six months period ended June 30, 2002 from $1,356,197 for the six months ended June 30, 2001. Insurance costs have increased dramatically since September 11th and an additional provision for bad debts accounts for the majority of this increase.

     Selling expenses have decreased by 5.2% to $1,546,774 for the six-month period ended June 30, 2002 as compared to $1,631,730 for the same period last year. The decrease in bin expense accounted for in 2001 relating to the Sherwin Williams stocking deal was offset partially by increased commissions relating to the increase in sales.

     Design studio expenses for the Company increased by 28.5% to $436,467 for the six months ended June 30, 2002 versus $339,637 for the same period last year. This relates to the costs of the new studio introduced by the Ontario division in the second quarter of 2001 and increased travel costs,

     Rosedale develops wallpaper and fabric sample books, which are created for each collection and sold through distributors. The majority of expenditures for the creation of sample books are incurred in the quarter before the introduction of a collection. Some of these expenditures are incurred as early as eight to ten months in advance. Revenues generated from the sales of sample books are netted from the costs incurred in the same period and the net amount is shown on the income statement. Because expenditures are made in the quarter before the launch of a collection, there is not always a matching of revenues and expenses, e.g. costs for a January launch would be recorded in the previous year. The Company ensures that there are firm orders in place from customers before significant expenditures are incurred to produce the sample books. Therefore, there is little speculative risk in their production. Book development produced revenue for the six-month period ended June 30, 2002 of $73,688 compared to a cost of $50,834 for the same period last year. This decrease in expense can be attributed to lowering costs of manufacturing the books and increased revenues on the sale of the sample books.

     Operating income for the six months ended June 30, 2002 increased
128.8% to $566,384 from $ 247,585 for the six months ended June 30, 2001. This relates to our increasing revenues as compared to the previous year.

     Interest expense for the Company for the six months ended June 30, 2002 decreased to $108,355 from $246,165 for the six months ended June 30, 2001. This decrease in interest expense is attributable to lower rates of borrowing, decreased average borrowings for the operating companies and the waiving of interest on the loans to shareholders.

     The exchange gain on foreign exchange contracts relates to the new FASB requirement that the ineffective portion of gain or losses attributable to cash flow hedges be reported in earnings. As the Canadian dollar has strengthened by almost $0.08 in 2002, the contracts we engaged to protect our margins on U.S. sales had a positive impact on net income. The exchange gain for the six months ended June 30, 2002 was $126,105 as compared to an exchange loss of $182,745 for the six months ended June 30, 2001.

     The net income for the six months ended June 30, 2002 was $362,204 as compared to a net loss of $181,325 for the six months ended June 30, 2001. Increased revenue and the exchange gain on foreign exchange contracts accounted for this change.

    Basic and fully diluted earnings per share for the six months ended June 30, 2002 were $0.13 compared to $(0.07) for the same period last year. Earnings per share were calculated based on the weighted average number of shares outstanding as of June 30, 2002 of 2,755,514 and 2,760,517 shares outstanding as of June 30, 2001.

Liquidity and Capital Resources

     The Company had a negative net change in cash of $395,375 for the six months ended June 30, 2002. Use of cash for the period was primarily attributable to an increase in accounts receivable, a reduction in accounts payable and repayment of bank indebtedness.

     Cash flows used in investing activities for the six months ending June 30, 2002 were $663,243. This reflected planned capital addition for cylinders, designs and engravings for new collections. It is the Company's intention to continue to utilize a good portion of these funds to develop new product lines of wallpaper and fabric, in addition to continuing the development of our floorcoverings, ceiling tiles, and area rug product categories.

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

         None

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              99    Certifications pursuant to Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ROSEDALE DECORATIVE PRODUCTS LTD.


Date:    August 13, 2002                     By:    /s/Alan Fine
                                                       Alan Fine

Date:    August 13, 2002                     By:    /s/Norman G. Maxwell
                                                       Norman G. Maxwell