Form 10-Q
period 2002-09-30
ROSEDALE DECORATIVE PRODUCTS LTD
filed 2002-11-14
CIK 1051357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                                   FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2002

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

         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

         As of September 30, 2002, 2,755,514 shares of Common Stock, no par value per share, of Rosedale Decorative Products Ltd. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements



                        ROSEDALE DECORATIVE PRODUCTS LTD.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

                                                        (Unaudited)


                                                     TABLE OF CONTENTS

       Interim Consolidated Balance Sheets as of September 30, 2002 and
        December 31, 2001                                                               2 - 3

       Interim Consolidated Statements of Operations for the three months ended
        September 30, 2002 and September 30,2001                                        4

       Interim Consolidated Statements of Operations for the nine months ended
        September 30, 2002 and September 30,2001                                        5

       Interim Consolidated Statements of Cash Flows for the nine months ended
       September 30, 2002 and September 30, 2001                                        6 - 7

       Interim Consolidated Statements of Stockholders' Equity for the nine months
        ended September 30, 2002 and December 31, 2001                                  8

       Condensed Notes to Interim Consolidated Financial Statements                     9 - 10


ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of September 30, 2002 and December 31, 2001
(Amounts expressed in US dollars)
(Unaudited)

                                                                                      2002                2001

                                                                                        $                   $

                                                        ASSETS
       CURRENT ASSETS

           Cash                                                                  1,079,768           1,897,453
           Accounts receivable                                                   4,529,918           3,811,530
           Inventory                                                             4,754,902           5,616,597
           Prepaid expenses and sundry assets                                      323,194             368,718
           Income taxes recoverable                                                 19,891              41,858
                                                                                ----------          ----------

                                                                                10,707,673          11,736,155



           MORTGAGES RECEIVABLE                                                    310,912             309,819

       PROPERTY, PLANT AND EQUIPMENT                                             3,818,855           3,675,749
                                                                                ----------          ----------













                                                                                14,837,440          15,721,723
                                                                                ==========          ==========



          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of September 30, 2002 and December 31, 2001
(Amounts expressed in US dollars)
(Unaudited)

                                                                                      2002                2001

                                                                                        $                   $

                                                      LIABILITIES
       CURRENT LIABILITIES

           Bank indebtedness                                                     4,981,414           4,886,846
           Accounts payable and accrued expenses                                 3,460,543           4,226,715
                  Due to Stockholders & Directors                                  932,483           1,150,573
                                                                                ----------          ----------

                                                                                 9,374,440          10,264,134



       DEFERRED INCOME TAXES                                                       282,132             281,140
                                                                                ----------          ----------

                                                                                 9,656,572          10,545,274
                                                                                ----------          ----------

                                                 STOCKHOLDERS' EQUITY

       COMMON STOCK                                                              5,029,355           5,029,355

       ADDITIONAL PAID-IN CAPITAL                                                  142,314             142,314

       ACCUMULATED OTHER COMPREHENSIVE LOSS                                       (546,711)           (565,122)

       RETAINED EARNINGS                                                           555,910             569,902
                                                                                ----------          ----------

                                                                                 5,180,868           5,176,449
                                                                                ----------          ----------

                                                                                14,837,440          15,721,723
                                                                                ==========          ==========

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Operations
For the period ended September 30
(Amounts expressed in US dollars)
(Unaudited)

                                                                              Three-months        Three-months
                                                                                     Ended               ended
                                                                             September 30,       September 30,
                                                                                      2002                2001

                                                                                        $                   $

       SALES                                                                     5,286,780           4,371,365

       COST OF SALES                                                             3,460,221           2,766,296
                                                                                ----------          ----------

       GROSS PROFIT                                                              1,826,559           1,605,069
                                                                                ----------          ----------

       OPERATING EXPENSES

           General and administrative                                              605,699             670,177
           Selling                                                               1,047,700             763,883
           Design studio                                                           141,458              64,681
           Book development costs                                                   31,745               (330)
           Amortization                                                            324,345             237,674
                                                                                ----------          ----------

       TOTAL OPERATING EXPENSES                                                  2,150,947           1,736,085
                                                                                ----------          ----------

       OPERATING INCOME (LOSS)                                                   (324,388)           (131,016)

           Interest expense                                                       (73,692)           (106,692)
           Exchange loss on Foreign Exchange Contracts                           (200,046)           (109,445)
                                                                                ----------          ----------

       LOSS BEFORE INCOME TAXES                                                  (598,126)           (347,153)

           Income taxes recoverable                                                221,930                   -
                                                                                ----------          ----------

       NET LOSS                                                                   (376,196)           (347,153)
                                                                                ==========          ==========

       Basic and diluted Net Loss Per Share                                         (0.14)              (0.13)
                                                                                ==========          ==========

       Weighted average number of common shares
           Outstanding                                                           2,755,514           2,755,514
                                                                                ==========          ==========

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Operations
For the period ended September 30
(Amounts expressed in US dollars)
(Unaudited)

                                                                               Nine-months         Nine-months
                                                                                     Ended               ended
                                                                             September 30,       September 30,
                                                                                      2002                2001

                                                                                        $                   $

       SALES                                                                    16,540,607          13,504,124

       COST OF SALES                                                            10,181,356           7,797,261
                                                                                ----------          ----------

       GROSS PROFIT                                                              6,359,251           5,706,863
                                                                                ----------          ----------

       OPERATING EXPENSES

           General and administrative                                            1,995,175           2,026,374
           Selling                                                               2,594,474           2,395,613
           Design studio                                                           577,925             404,318
           Book development costs                                                 (41,943)              50,504
           Amortization                                                            991,624             713,485
                                                                                ----------          ----------

       TOTAL OPERATING EXPENSES                                                  6,117,255           5,590,294
                                                                                ----------          ----------

       OPERATING INCOME                                                            241,996             116,569

           Interest expense                                                      (182,047)           (352,857)
           Exchange loss on Foreign Exchange Contracts                            (73,941)           (292,190)
                                                                                ----------          ----------

        LOSS BEFORE INCOME TAXES                                                  (13,992)           (528,478)

           Income taxes                                                                  -                   -
                                                                                ----------          ----------

       NET LOSS                                                                   (13,992)            (528,478)
                                                                                ==========          ==========

       Basic and diluted Net Loss Per Share                                         (0.01)              (0.19)
                                                                                ==========          ==========

       Weighted average number of common shares
           Outstanding                                                           2,755,514           2,758,831
                                                                                ==========          ==========





          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

                                                                         Nine-months ended   Nine-months ended
                                                                              September 30       September 30,
                                                                                      2002                2001

                                                                                        $                   $

       Cash flows from operating activities:

           Net Loss                                                               (13,992)           (528,478)
                                                                                ----------          ----------

           Adjustments to reconcile net loss to net cash used in operating activities:

           Amortization of property, plant and equipment                           991,624             637,537
           Amortization of deferred product costs                                        -             325,422
           Exchange loss on foreign exchange contracts                              73,941             292,190
           Increase in accounts receivable                                        (712,437)           (663,463)
           Decrease (increase) in inventory                                        890,884            (304,052)
           Decrease in prepaid expenses and sundry assets                           47,323             390,508
           Decrease in accounts payable and accrued expenses                      (863,331)           (792,334)
           Increase in income taxes payable/recoverable                             22,350               2,082
                                                                                ----------          ----------

                Total adjustments                                                  450,354            (112,110)
                                                                                ----------          ----------

           Net cash provide by (used in) operating activities                      436,362            (640,588)
                                                                                ----------          ----------

       Cash flows from investing activities:

           Deferred product costs incurred                                               -            (286,214)
           Purchases of property, plant and equipment                           (1,123,145)           (779,172)
                                                                                ----------          ----------

           Net cash used in investing activities                                (1,123,145)         (1,065,386)
                                                                                ----------          ----------







          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

                                                                        Nine-months ended    Nine-months ended
                                                                             September 30,       September 30,
                                                                                      2002                2001

                                                                                        $                   $

       Cash flows from financing activities:

            Proceeds from bank indebtedness                                          78,148            416,906
            Repayment of loans with affiliated companies                          (224,512)            (3,999)
            Purchase for Treasury Stock                                                   -            (8,728)
            Repayment of from directors loans                                             -           (33,354)
            Repayment of Long Term Debt                                                   -          (130,005)
                                                                                ----------          ----------

            Net cash provided by (used in) financing activities                   (146,364)            240,820
                                                                                ----------          ----------

       Effect of foreign currency exchange rate changes                              15,462           (89,059)
                                                                                ----------          ----------

       Net decrease in cash and cash equivalents                                  (817,685)        (1,554,213)

       Cash and cash equivalents, January 1                                       1,897,453          2,524,394
                                                                                ----------          ----------

       End of nine month period ended September 30                                1,079,768            970,181
                                                                                ==========          ==========

       Income taxes paid                                                             30,671             22,681
                                                                                ==========          ==========

       Interest paid                                                                203,250            316,464
                                                                                ==========          ==========

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of changes in Stockholders' Equity (Amounts expressed in US dollars)
(Unaudited)

                                    Common                                                                Accumulated
                                     Stock        Common     Additional                                      Other
                                 Number of         Stock        Paid-in      Retained   Comprehensive     Comprehensive
                                    Shares        Amount        Capital      Earnings   Income (loss)     Income (loss)
                              ------------  ------------   ------------  ------------  ----------------- ---------------
                                                      $              $             $                 $                $
     Balance as of December 31,
         2000                    2,764,314     5,038,083       142,314     2,002,846                 -         (195,670)

     Purchase of treasury stock    (8,800)        (8,728)            -             -                 -                -
     Foreign currency translation       -             -              -             -          (369,452)        (369,452)

        Net loss for the year           -             -              -    (1,432,944)       (1,432,944)               -
                              ------------  ------------   ------------  ------------  ----------------- ---------------

     Balance as of December 31,
         2001                    2,755,514     5,029,355       142,314       569,902        (1,802,396)        (565,122)
                              ============  ============   ============  ============  ================= ===============


     Foreign currency translation       -             -              -             -            18,411           18,411

     Net loss for the
         nine-month period to
         September 30, 2002             -             -              -       (13,992)          (13,992)               -
                              ------------  ------------   ------------  ------------  ----------------- ---------------


     Balance as of September,
         2002                    2,755,514     5,029,355       142,314       555,910             4,419         (546,711)
                             ============  ============   ============  ============  ================= ===============

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Condensed Notes to Consolidated Financial Statements
As of September 30,2002
 (Amounts expressed in US dollars)
 (Unaudited)






1.       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Interim financial statements should be read in conjunction with the Company's annual audited financial statements. The company's 2001 annual financial statements and 2002 10Q's will be revised upon completion of the SEC's review of the Proxy Statement (note 2). The adjustments agreed upon by the company and the SEC to date (note 3) have been reflected in these interim consolidated financial statements.

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




3.       PRIOR PERIOD ADJUSTMENTS

           The SEC is currently reviewing the Proxy Statement referred to in
           Note 2. As a result of this review, the SEC had comments pertaining to the accounting for prepaid and deferred expenses relating to design costs and book subsidy, the evaluation of the provision for doubtful accounts and the amortization period for cylinders included in capital assets, as reported in the company's 2001 10K and 2002 10Q's.The SEC's position was that the prepaid and deferred expenses relating to design costs and book subsidy should be expensed. In addition, the SEC requested that the allowance for doubtful accounts and the amortization period for cylinders be re-evaluated. Based on the comments from the SEC and subsequent discussion with the reviewer, the company accepted and corrected the accounting for prepaid and deferred expenses relating to design costs and book subsidy and wrote off the amounts as prior period adjustments. In addition, the company has re-evaluated the provision for doubtful accounts and has decided to increase the provision by $ 207,182 attributable mainly to one customer. The company is currently reviewing the amortization period for the cylinders and the results are expected to be submitted to the SEC on November 15, 2002.

           The SEC review may result in additional material adjustments.


           RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

           Deferred product costs and certain prepaid expenses relating to book subsidy and design costs amounting to $ 636,477 have been expensed and the provision for doubtful accounts has been increased by $ 207,182. These adjustments have been applied retroactively.

           POTENTIAL RESTATEMENT  TO PRIOR PERIOD FINANCIAL STATEMENTS

           The amortization period for cylinders included in capital assets, may be revised as a result of the company's evaluation. If an adjustment is necessary to the amortization period, it may have a material impact on the company's financial statements.

           The company will file an amended 10K for December 31, 2001 as well as amended 10Q's for all quarters in 2002 on completion of the SEC review.




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


                As at September 30, 2002, Rosedale made payments in respect to the above income tax re-assessments amounting to approximately $229,000 to the Province of Ontario. This amount has been included in prepaid expenses and sundry assets.


           b) The company has guaranteed the indebtedness of two affiliated companies (1216748 Ontario Inc. and 1217576 Ontario Inc., jointly owned by Alan Fine and Sid Ackerman) in the amount of $536,000 through general security agreements ranking behind the National Bank of Canada. As at September 30, 2002, the indebtedness of the affiliated companies amounted to approximately $338,000.


           c) The company has guaranteed loans secured by general security agreements loans made by the Laurentian Bank of Canada to two affiliated companies (1369597 Ontario Inc. controlled by Sid Ackerman and 1369598 Ontario Inc. controlled by Alan Fine) in the amount of approximately $1,300,000.

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



Results of Operation

    Three months ended September 30, 2002 as compared to three months ended September 30, 2001.

     Revenues for the three months ended September 30, 2002 were $5,286,780, a 20.9% increase over prior year revenues of $4,371,365. This increase resulted mainly from the launch of new collections in the U.S. market in both wallpaper and fabric as the Canadian market remains weak. The Export market continued to grow during the quarter with additional business coming from the U.K., Mexico, Australia and South America.

     Gross profits for the three months ended September 30, 2002 was $1,826,559 or 34.5% of Sales, as compared to the same period one-year ago of $1,605,069 or 36.7% of Sales. This increase in gross profit is primarily attributable to increased sales in the U.S. The drop in margin as a percentage of Sales was due to the large clearance of Inventory in the quarter.

General and administrative expenses for the Company decreased by 9.6%, to $605,699 for the three months period ended September 30, 2002 from $670,177 for the three months ended September 30, 2001. Wages accounted for the majority of this decrease as the requirements of the retail store were rationalized with savings being achieved.

     Selling expenses have increased by 37.2% to $1,047,700 for the three-month period ended September 30, 2002 as compared to $763,883 for the same period last year. This increase relates to the Sherwin Williams bin expense incurred in this quarter in the amount of $270,000. Other selling expenses have remained relatively stable year over year.

     Design studio expenses for the Company increased to $141,458 for the three months ended September 30, 2002 versus $64,681 for the same period last year. Wages accounted for the majority of this increase as the Ontario division started its own design studio during 2001.

     Book development costs and subsidy for the three-month period ended September 30, 2002 was $31,745 compared to an income of $330 for the same period last year. This increase in expense can be attributed to additional costs incurred on collections launched this quarter. Also, book subsidy has been increasing due to increased costs that cannot be passed on to the customers as they are being more selective on books and book prices.We believe that it is imperative that we keep our books at display counters in the marketplace, as these sample books are our silent salesperson.

     The operating loss for the three months ended September 30, 2002 was $324,388 as compared to a loss of $131,016 for the three months ended September 30, 2001. This decrease is primarily attributable to the increase in selling expenses and the drop in the gross margin percentage.

     Interest expense for the Company for the three months ended September 30, 2002 decreased to $73,692 from $106,692 for the three months ended September 30, 2001. This decrease in interest expense is primarily attributable to lower interest rates and decreased average borrowings during the period and the reduction in long term debt.

     The exchange loss on foreign exchange contracts for the three months ended September 30, 2002 was $200,046 as compared to $109,445 for the same period last year. This occurred as the Canadian dollar weakened by almost 0.07 cents during the quarter decreasing the value of the foreign exchange contracts held at the end of the period.

     The net loss for the three months ended September 30, 2002 was $376,196 as compared to $347,153 for the three months ended September 30, 2001. The improvement in Sales was more than offset by increased selling expenses and the exchange loss on Foreign Exchange Contracts.

    Basic and fully diluted loss per share for the three months ended September 30, 2002 were ($0.14) compared to ($0.13) for the same period last year.



Nine months ended September 30, 2002 as compared to Nine months ended September 30, 2001.

     Revenues for the nine months ended September 30, 2002 were $16,540,607, a 22.5% increase over prior year revenues of $13,504,124. This increase resulted mainly from an increase in sales in the U.S. and Export markets of new collections of wallpaper and fabric. The U.S. and Canadian economy continues to struggle, as consumer confidence has not rebounded as yet.

     Gross profit as a percentage of revenue for the nine months ended September 30, 2002 was 38.4%, as compared to the same period one-year ago of 42.2%. This decrease in gross profit margins can be attributed to a large clearing of slow moving and obsolete inventory. We continue to implement price increases on newly introduced collections to offset the increase in costs received from suppliers.

     General and administrative expenses for the Company decreased by 1.5%, to $1,995,175 for the nine months period ended September 30, 2002 from $2,026,374 for the nine months ended September 30, 2001. Savings on wages accounted for the majority of the difference.


     Selling expenses have increased by 8.3% to $2,594,474 for the nine-month period ended September 30, 2002 as compared to $2,395,613 for the same period last year. The increase in bin expense in the third quarter of 2002 relating to the Sherwin Williams stocking deal accounts for this increase. Bin expense is the upfront cost of purchasing space in Sherwin Williams stores to display and sell your product from. To obtain this business, a supplier has no choice but to purchase this space.

     Design studio expenses for the Company increased by 42.9% to $577,925 for the nine months ended September 30, 2002 versus $404,318 for the same period last year. This relates to the costs of the new studio introduced by the Ontario division in 2001 and increased travel costs as we continue to source production overseas as there is insufficient capacity in North America.

     Rosedale develops wallpaper and fabric sample books, which are created for each collection and sold through distributors. The majority of expenditures for the creation of sample books are incurred in the quarter before the introduction of a collection. Some of these expenditures are incurred as early as eight to ten months in advance. Revenues generated from the sales of sample books are netted from the costs incurred in the same period and the net amount is shown on the income statement. Because expenditures are made in the quarter before the launch of a collection, there is not always a matching of revenues and expenses, e.g. costs for a January launch would be recorded in the previous year. The Company ensures that there are firm orders in place from customers before significant expenditures are incurred to produce the sample books. Therefore, there is little speculative risk in their production. Book development produced revenue for the nine-month period ended September 30, 2002 of $41,943 compared to a cost of $50,504 for the same period last year. This decrease in expense can be attributed to lowering costs of manufacturing the books.

          Operating income for the nine months ended September 30, 2002 increased 107.6% to $241,996 from $116,569 for the nine months ended September 30, 2001. This relates to our increasing revenues, which was partially offset by increased expenses as compared to the previous year.

     Interest expense for the Company for the nine months ended September 30, 2002 decreased to $182,047 from $352,857 for the nine months ended September 30, 2001. This decrease in interest expense is attributable to lower rates of borrowing, decreased average borrowings for the operating companies, payment of the long term debt and the waiving of interest on the loans to shareholders.

     The exchange loss on foreign exchange contracts relates to the FASB requirement that the ineffective portion of gain or losses attributable to cash flow hedges be reported in earnings. As the Canadian dollar has fluctuated dramatically through the first nine months of 2002, the company engaged in contracts to protect our margins on U.S. sales. These contracts have had a negative impact on net income. The exchange loss for the nine months ended September 30, 2002 was $73,941 as compared to an exchange loss of $292,190 for the nine months ended September 30, 2001.

     The net loss for the nine months ended September 30, 2002 was $13,992 as compared to a net loss of $528,478 for the nine months ended September 30, 2001. Increased revenue, a reduction in the foreign exchange contract loss and lower interest expense were partially offset by increased expenses.

    Basic and fully diluted loss per share for the nine months ended September 30, 2002 were ($0.01) compared to $(0.19) for the same period last year. Earnings per share were calculated based on the weighted average number of shares outstanding as of September 30, 2002 of 2,755,514 and 2,758,831 shares outstanding as of September 30, 2001.


Liquidity and Capital Resources

     The Company had a negative net change in cash of $817,685 for the nine months ended September 30, 2002. Use of cash for the period was primarily attributable to an increase in accounts receivable, a reduction in accounts payable, which was somewhat offset by a decrease in inventories.

     Cash flows used in investing activities for the nine months ending September 30, 2002 were $1,123,145. This reflected planned capital addition for cylinders, designs and engravings for new collections. It is the Company's intention to continue to utilize a good portion of these funds to develop new product lines of wallpaper and fabric, in addition to continuing the development of our floor-coverings, ceiling tiles, and area rug product categories.

Item 3.     Controls and Procedures

         Based on their most recent review, which was completed within 90 days of the filing of this report, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

         (a)  Exhibits

             99.1 Certification Pursuant to 18 U. S. C. Section 1350




         (b)  Reports on Form 8-K

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ROSEDALE DECORATIVE PRODUCTS LTD.


Date:    November 12, 2002                    By:    /s/Alan Fine
                                                        Alan Fine,
                                                        Chief Executive Officer

Date:    November 12, 2002                   By:    /s/Norman G. Maxwell
                                                       Norman G. Maxwell,
                                                       Chief Financial Officer,
                                                       Secretary and Treasurer

                                 CERTIFICATIONS

     I, Alan Fine, Chief Executive Officer of Rosedale Decorative Products, Ltd., certify that:

     1. I have reviewed this quarterly report an Form 10-QSB of Rosedale Decorative Products, Ltd.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying Officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as pf the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

             a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 13, 2002               /s/ Alan Fine
                                                Alan Fine
                                                Chief Executive Officer

                                 CERTIFICATIONS

     I, Norman Maxwell, Chief Financial Officer, Secretary and Treasurer of Rosedale Decorative Products, Ltd., certify that:

     1. I have reviewed this quarterly report an Form 10-QSB of Rosedale Decorative Products, Ltd.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying Officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as pf the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

              a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 13, 2002               /s/ Norman Maxwell
                                                Norman Maxwell,
                                                Chief Financial Officer,
                                                Secretary and Treasurer