Form 10KSB/A
period 2001-12-31
ROSEDALE DECORATIVE PRODUCTS LTD
filed 2003-01-13
CIK 1051357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2001

                        Commission File Number 001-14898

                        ROSEDALE DECORATIVE PRODUCTS LTD
                     _______________________________________

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


Third Party Manufacturing

     Wallcovering manufacturers in the United Kingdom, Canada and the United States manufacture company brand wallcoverings for the Company. The Company's Rosedale and Cambridge Studios lines of wallcoverings are manufactured in the United Kingdom by Imperial Home Decor Group ("Borden") and Zen Wallcoverings Ltd. ("Zen"), and in Canada by Blue Mountain Wallcoverings Ltd. Although the Company does have a contract with one of the third party manufacturers it uses, there are numerous other manufacturers available, including others which presently do work for the Company. The Company believes that it could replace the services of the contracted manufacturer without a material impact on the Company's business or operations. The Company does not believe that such contract is material to an investor

     Designer fabric collections, designed by the Company and sold under the Kingsway Fabrics brand name, are manufactured in the United States and by four manufacturers oversees.

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


Management's Plans for 2002

     The Company will continue to take appropriate steps to continue to improve performance in 2002. The economy has shown some signs of turning around, especially in the U.S. We continue to source products for distribution, which complement our existing offering. Selling prices on collections launched in 2002 will continue to be increased to show a positive impact on margins. It is difficult to quantify what impact increasing the selling prices on the new collections launched in 2002 will have on total sales as the collections launched in 2001 and prior are still generating sales without any price increase. The retail prices for the 2002 collections were increased approximately 4%, which will relate to a smaller percentage increase on over-all sales. A cutting charge for single rolls, which was instituted in 2000, will continue to generate revenue and save man-hours. The export market is on the rebound, with new customers in England, France, Italy, Australia, New Zealand and Mexico, plus the resurgence in the eastern block, which should fair well for us in 2002. New overseas customers have been obtained in 2002, which we would anticipate increasing sales by approximately 5%. The retail operation is anticipated to have a substantial double-digit growth again in 2002. The retail operation has shown for the first seven months of 2002 is showing an 11% increase over the same period of 2001. We anticipate that the growth will be approximately 15% over last year. The Rosedale division plans to continue to grow its Kingsway Fabrics Division with penetration into the contract fabrics market. This market includes hotels, cruise ships and pleasure craft.

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

     Gross Profit for the Company for the fiscal year ended December 31, 2001 was 41.0% of sales, an increase as compared to the same period one-year ago, which was 38.4%. This increase in gross profit margin can be attributed to the strength of the U.S. dollar and the price increases established in 2001.


     Selling expenses for the Company increased by 3.0% to $3,128,846 for the fiscal year endedDecember 31, 2001 as compared to $3,036,650 for the fiscal year ended December 31, 2000. A bin expense was incurred in 2000, when Rosedale Wallcoverings entered into a three-year agreement with Sherwin Williams to supply stock to their stores. Bin Expense is the cost of buying wallpaper bin space in major chains. Before you can display your product in Sherwin Williams stores, you are required to purchase the space that you will be occupying. Rosedale was required to buy the bin space, with the expense being allocated over eighteen months. This has been totally accounted for by the end of 2001.

     General and administrative expenses for the Company increased by 3.8%, to $2,769,075 for the fiscal year ended December 31, 2001 from $2,667,969 for the fiscal year ended December 31, 2000. This increase is attributable to an increase in the provision for doubtful accounts relating to one customer who has not been able to maintain the payment schedule anticipated. Our bad debt expense experience has been relatively consistant over the past four years with the exception of the write-off of IHDG (filed Chapter 11) in 1999 and the additional provision required in 2001.

     Rosedale develops wallpaper and fabric sample books, which are created for each collection and sold through distributors. The majority of expenditures for the creation of sample books are incurred in the quarter before the introduction of a collection. Some expenditures are incurred as early as eight to ten months in advance. Revenues generated from the sales of sample books are netted from the costs incurred in the same period and the net amount is shown on the income statement. Because expenditures are made in the quarter before the launch of a collection, there is not always a matching of revenues and expenses e.g. costs for a January launch would be recorded in the preceding year. The Company ensures that there are firm orders in place from customers before significant expenditures are incurred to produce the sample books. Therefore, there is little speculative risk in their production. Book development produced revenue for the fiscal year ended December 31, 2001 of $22,164 compared to $299,785 for the same period last year Book Subsidies are now expensed in the financial statements rather than being amortized over the life of the collection. This method provides a more conservative approach to accounting for such costs. As a result, prior years financial statements have been restated.

     Design studio expenses for the Company decreased by 6.2% to for the fiscal year ended December 31, 2001, to $700,689 versus $746,804 for the fiscal year ended December 31, 2000. This decrease is attributable to a further reduction in wages and computer costs. Design costs are now expensed in the financial statements rather than accounted for as prepaids and matched to the year the collections are launched. This method provides a more conservative approach to accounting for such costs. As a result, prior years financial statements have been restated.

     The operating loss for the fiscal year ended December 31, 2001 was $377,626 compared to an operating profit of $1,042,702 for the fiscal year ended December 31, 2000. This significant turnaround in profitability is attributable mainly to decreased sales volumes.


     The Company was forced by the National Bank to cancel certain foreign exchange contracts in October 2001, which resulted in a cancellation expense of $214,668. During 2000, the Company had foreign exchange contracts to sell U.S. dollars based on projected U.S. sales. The Company defaulted on these contracts primarily due to the Chapter 11 filing of a major customer in the U.S. The National Bank, at their discretion, permitted the Company to roll forward these contracts through 2000 and the first nine months of 2001. In October 2001, the National Bank changed their policy on rolling forward these contracts forcing us to settle the roll forward contracts, which resulted in an immediate expense consisting of the difference between the contract value and the market value of the U.S. dollar to the Canadian dollar, thus a cancellation expense of $214,668. This had a major impact on our profitability for the year.

     Interest expense and bank charges for the Company for the fiscal year ended December 31, 2001 decreased $170,156 to $255,914 from $426,070 for the year ended December 31, 2000. This decrease in interest expense is attributable to decreased interest rates and the waiving of interest on the loans to directors for the last two years.

     The exchange loss on foreign exchange contracts of $41,992 relates to the new FASB requirement that the ineffective portion of gain or losses attributable to cash flow hedges be reported in earnings. As the U.S. dollar has strengthened dramatically in 2001, the contracts we engaged to protect our margins on U.S. sales had a negative impact on net income.

     The net loss for the fiscal year ended December 31, 2001 was $889,464, as compared to a net profit of $504,710 for the fiscal year ended December 31, 2000.

     The loss per share for the fiscal year ended December 31, 2001 was $0.32 compared to a profit per share of $0.18 for the fiscal year ended December 31, 2000. Earnings per share were calculated for both periods based on the weighted average number of shares issued in each year. The weighted average number of shares for 2001 was 2,757,995 and 2,777,181 for 2000.


Liquidity and Capital Resources

     The Company had a negative net change in cash of $626,941 for the fiscal year ended December 31, 2001. This was attributable to paying down of accounts payable, and capital additions. In addition, the company was able to effectively manage its inventory resulting in a decrease of $396,842.


     Cash flows used in investing activities for the fiscal year ended December 31, 2001 were $1,538,320. This reflected capital addition for cylinders, designs and engravings for new collections. It is the Company's intention to utilize a good portion of the funds to develop new product lines of wallpaper plus continue the development of floor coverings, ceiling tiles and other product lines to complement our product offer.The fluctuation in the cash flow is caused by the launch of new collections throughout the year. The majority of the new collections are launched in the Spring and Fall of each year. The cost of launching a new collection can exceed $500,000 per collection with the majority of these costs expended within the first nine months of every year. The Company launched 8 new collections in 2001.

     The Company has reviewed their position on all guarantees that they have issued and have determined that they have no exposure on the contingencies referred to in the financial statements. The Company has also done an in depth study to review the useful life of our assets and have determined that there is no impairment.

     The Company's main currency is Canadian dollars even though we have sales made in U.S. dollars. As purchases are normally made in Canadian dollars, profitabilty can be affected by the fluctuation in the rate of exchange between the currencies. The stronger the U.S. dollar, the better the margin on U.S. sales will be. This is why the Company will sell forward on the U.S. dollar to protect their margin.


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

                                    PART III.


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

     The following table sets forth certain information concerning the Directors and Executive Officers of the Company:

         ------------------------------- ----------- ---------------------------------------------------------------

         Name                               Age                                 Position
         ------------------------------- ----------- ---------------------------------------------------------------

         Alan Fine                           57      Chief Executive Officer and Chairman of the Board
         ------------------------------- ----------- ---------------------------------------------------------------

         Sidney Ackerman                     57      President and Director
         ------------------------------- ----------- ---------------------------------------------------------------

         Norman G. Maxwell                   54      Chief Financial Officer and Director
         ------------------------------- ----------- ---------------------------------------------------------------

         Ken Page                            40      Director
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

Committees of the Board of Directors

     The Board of Directors has a Compensation Committee and an Audit Committee.

     The Compensation Committee presently consists of, Ken Page and Sid Ackerman. Mr. Page is an independent director who is not a salaried officer of the Company. The purpose of the Compensation Committee is to review the Company's compensation of its executives, to make determinations relative thereto and to submit recommendations to the Board of Directors with respect thereto. The Compensation Committee also selects the persons to whom options to purchase shares of the Company's Common Stock under the 1998 Stock Option Plan will be granted and to make various other determinations with respect to such Plan.

     The Audit Committee consists of Ken Page and Alan Fine. The purpose of the Audit Committee is to provide general oversight of audit, legal compliance and potential conflict of interest matters.


Compensation of Directors

     The Company has paid compensation to one director for acting in such capacity. Ken Page received $1,000 Cdn ($645 U.S.) for one meeting attended in 2001.

     The Company intends to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report an information statement (the "Information Statement"), pursuant to Regulation 14C pertaining to the Annual Meeting of Stockholders to be held in March 2003. Information regarding directors and executive officers of the Company will appear under the caption "Election of Directors" in the Information Statement and is incorporated herein by reference.


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

                           Summary Compensation Table


                                                                                  Long-Term Compensation

                                                                               Awards                  Payouts

                                                                                        Securities             All
                                                                            Restricted  Underlying             Other
                                                       Other                Stock        Options/    LTIP      Compen-sation
                                                    Compen-sation           Award(s)       SARs      Payouts       ($)
Name              Position   Year (1)     Salary                   Bonus       ($)       (#)(1)(2)     ($)

Alan Fine(1)      Chief        2001     $ 198,528     $2,317       ----        ----         ----       ----      ----
                  Executive    2000     $ 207,043     $5,518       ----        ----         ----       ----      ----
                  Officer      1999     $ 161,529     $9,541       ----        ----       25,000       ----      ----

Sidney            President    2001     $ 198,528     $ 4,896      ----        ----         ----       ----      ----
Ackerman(1)                    2000     $ 207,043     $ 8,463      ----        ----         ----       ----      ----
                               1999     $ 161,529     $18,245      ----        ----       25,000       ----      ----
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

-------------------------------------------------------------- ------------------- --------------------------

                                                                Shares of Common
                                                               Stock Beneficially   Approximate Percentage
                                                                     Owned              of Common Stock
Name                                                                                      Outstanding
-------------------------------------------------------------- ------------------- --------------------------
Sidney Ackerman(2)                                               516,726                18.7%
Alan Fine (3)                                                    548,781                19.9%
Rosalyn Fine (4)                                                 201,219                 7.3%
Janis Ackerman                                                    77,758                 2.8%
Robert Ackerman                                                   77,758                 2.8%
Lauren Ackerman                                                   77,758                 2.8%
All Executive Officers and Directors
as a Group (two persons)                                       1,065,507                38.7%
_____________________

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

Item 13.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             3.1           Articles of Incorporation of the Registrant(1)
             3.2           By-laws of Registrant(1)
             4.1           Form of Underwriters' Warrant(3)
             4.2           Form of Warrant Agreement(1)
             4.3           Specimen Common Stock Certificate(3)
             4.4           Specimen Redeemable Common Stock Purchase
                           Warrant Certificate(4)
            10.2           1998 Stock Option Plan(3)
            10.4           Form of Employment Agreement with Sidney Ackerman(3)
            10.5           Form of Employment Agreement with Alan Fine(3)
            21             List of Subsidiaries of Registrant*
            99.1           Certifications

         ________________
                  * Previously filed.
         *

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

                                          Date: January 10, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name                                        Position                            Date

/s/ ALAN FINE                               Chairman, Chief Executive Officer   January 10, 2003
Alan Fine

/s/ SIDNEY ACKERMAN                         President Director                  January 10, 2003
Sidney Ackerman

/s/ NORMAN G. MAXWELL                       Director, Chief Financial Officer,  January 10, 2003
Norman G. Maxwell                           Principal Accounting Officer

/s/ KEN PAGE                                Director                            January 10, 2003
Ken Page

                                 CERTIFICATIONS

     I, Alan Fine, Chief Executive Officer of Rosedale Decorative Products, Ltd., certify that:

     1. I have reviewed this annual report an Form 10-KSB of Rosedale Decorative Products, Ltd.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying Officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as pf the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function); a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  January 10, 2003                     /s/ Alan Fine
                                                     Alan Fine
                                                     Chief Executive Officer

                                 CERTIFICATIONS

     I, Norman Maxwell, Chief Financial Officer, Secretary and Treasurer of Rosedale Decorative Products, Ltd., certify that:

     1. I have reviewed this annual report an Form 10-KSB of Rosedale Decorative Products, Ltd.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying Officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as pf the Evaluation Date;

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

     Date:  January 10, 2003                     /s/ Norman Maxwell
                                                     Norman Maxwell,
                                                     Chief Financial Officer,
                                                     Secretary and Treasurer

Exhibit 99.1

          Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
            Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

     I, Alan Fine, Chief Executive Officer of Rosedale Decorative Products Ltd. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

     (1) the Annual Report on Form 10-QSB of the Company for the fiscal year ended December 31, 2001 (the "Report") fully complies with the requirements of
Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated: January 10, 2003



                                                    /s/ ALAN FINE
                                                        Alan Fine,
                                                        Chief Executive Officer

          Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
            Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

     I, Norman G. Maxwell, Chief Financial Officer of Rosedale Decorative Products Ltd. (the "Company"), certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

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




Dated: January 10, 2003



                                                     /s/ NORMAN G. MAXWELL
                                                         Norman G. Maxwell,
                                                         Chief Financial Officer

                        ROSEDALE DECORATIVE PRODUCTS LTD.

                   RESTATED CONSOLIDATED FINANCIAL STATEMENTS

                  AS OF DECEMBER 31, 2001 AND DECEMBER 31, 2000

                  TOGETHER WITH REPORT OF INDEPENDENT AUDITORS

                        ROSEDALE DECORATIVE PRODUCTS LTD.

                   RESTATED CONSOLIDATED FINANCIAL STATEMENTS

                  AS OF DECEMBER 31, 2001 AND DECEMBER 31, 2000

                  TOGETHER WITH REPORT OF INDEPENDENT AUDITORS


                                TABLE OF CONTENTS


       Report of Independent Auditors                                                                        1

       Restated Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000                  2 - 3

       Restated Consolidated Statements of Operations for the years ended December 31, 2001,
           December 31, 2000 and December 31, 1999                                                           4

       Restated Consolidated Statements of Cash Flows for the years ended December 31, 2001,
           December 31, 2000 and December 31, 1999                                                         5 - 6

       Restated Consolidated Statements of Changes in Stockholders' Equity for the years ended
           December 31, 2001, December 31, 2000 and December 31, 1999                                        7

       Notes to Restated Consolidated Financial Statements                                                 8 - 26



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





                                               REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Rosedale Decorative Products Ltd.

We have audited the accompanying restated consolidated balance sheets of Rosedale Decorative Products Ltd. (incorporated in Canada) as of December 31, 2001 and 2000 and the related restated consolidated statements of operations, cash flows and changes in stockholders' equity for each of the years ended December 31, 2001, 2000 and 1999. These restated consolidated financial statements are the responsibility of the management of Rosedale Decorative Products Ltd. Our responsibility is to express an opinion on these restated consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the restated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the restated consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall restated consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the restated consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rosedale Decorative Products Ltd. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years ended December 31, 2001, 2000 and 1999, in conformity with generally accepted accounting principles in the United States of America.

The previous auditors' report dated February 11, 2002 has been withdrawn.
The restated consolidated financial statements have been adjusted as described in note 1.

Since the accompanying restated consolidated financial statements have not been prepared and audited in accordance with generally accepted accounting principles and standards in Canada, they may not satisfy the reporting requirements of Canadian statutes and regulations.



                                               /s/ SCHWARTZ LEVITSKY FELDMAN LLP
       Toronto, Ontario                            Schwartz Levitsky Feldman llp
       October 16, 2002                                    Chartered Accountants

ROSEDALE DECORATIVE PRODUCTS LTD.
Restated Consolidated Balance Sheets
As of December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)

                                                                                      2001               2000

                                                                                        $                  $
                                                                                (restated)          (restated)
                                     ASSETS
       CURRENT ASSETS

           Cash                                                                  1,897,453           2,524,394
           Accounts receivable (notes 4 and 9)                                   3,811,530           3,796,829
           Inventory (notes 5 and 9)                                             5,616,597           6,375,981
           Prepaid expenses and sundry assets (note 6)                             368,719             987,573
           Income taxes recoverable                                                 41,858              34,742
                                                                                ----------          ----------

                                                                                11,736,157          13,719,519

       MORTGAGES RECEIVABLE (note 7)                                               309,820             329,096

       PROPERTY, PLANT AND EQUIPMENT (note 8)                                    3,675,749           3,437,929
                                                                                ----------          ----------














                                                                                15,721,726          17,486,544
                                                                                ==========          ==========

APPROVED ON BEHALF OF THE BOARD

Director

Director

ROSEDALE DECORATIVE PRODUCTS LTD.
Restated Consolidated Balance Sheets
As of December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)

                                                                                      2001                2000

                                                                                        $                   $
                                                                                (restated)          (restated)
                                   LIABILITIES
       CURRENT LIABILITIES

           Bank indebtedness (note 9)                                            4,886,846           4,189,063
           Accounts payable and accrued expenses (note 10)                       4,226,715           4,964,236
           Due to stockholders and directors (note 11)                           1,150,573           1,608,527
                                                                                ----------          ----------

                                                                                10,264,134          10,761,826

       DEFERRED INCOME TAXES                                                       281,140             298,633
                                                                                ----------          ----------

                                                                                10,545,274          11,060,459
                                                                                ----------          ----------

                                                    STOCKHOLDERS' EQUITY

       COMMON STOCK (note 12)                                                    5,029,355           5,038,083

       ADDITIONAL PAID-IN CAPITAL (note 12)                                        142,314             142,314


       ACCUMULATED OTHER COMPREHENSIVE LOSS                                      (509,109)           (157,668)


       RETAINED EARNINGS                                                           513,892           1,403,356
                                                                                ----------          ----------

                                                                                 5,176,452           6,426,085
                                                                                ----------          ----------

                                                                                15,721,726          17,486,544
                                                                                ==========          ==========

     The accompanying notes are an integral part of these restated consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Restated Consolidated Statements of Operations
For the years ended December 31
(Amounts expressed in US dollars)

                                                                   2001               2000                1999

                                                                     $                  $                   $
                                                             (restated)           (restated)        (restated)

       SALES                                                 17,781,160         21,216,386          16,908,400

       COST OF SALES                                         10,495,673         13,066,808          11,179,513
                                                             ----------         ----------          ----------

       GROSS PROFIT                                           7,285,487          8,149,578           5,728,887
                                                             ----------         ----------          ----------

       OPERATING EXPENSES

           General and administrative                         2,769,075          2,667,969           2,749,065
           Selling                                            3,128,846          3,036,650           2,496,841
           Design studio                                        700,689            746,804             858,821
           Book development costs (recovered)                  (22,164)          (299,785)             112,684
           Amortization                                       1,086,667            955,238             815,374
                                                             ----------         ----------          ----------

       TOTAL OPERATING EXPENSES                               7,663,113          7,106,876           7,032,785
                                                             ----------         ----------          ----------

       OPERATING INCOME (LOSS)                                (377,626)          1,042,702         (1,303,898)

           Cancellation of foreign exchange
              contracts (note 13)                               214,668                 -                   -
           Interest expense                                     255,914            426,070             265,990
           Exchange loss on foreign exchange
              contracts                                          41,992                 -                   -
                                                             ----------         ----------          ----------

       INCOME (LOSS) BEFORE INCOME TAXES                      (890,200)            616,632         (1,569,888)

           Income taxes (recovery) (note 14)                      (736)            111,922             140,719
                                                             ----------         ----------          ----------

       NET INCOME (LOSS)                                      (889,464)            504,710         (1,710,607)
                                                             ==========         ==========          ==========

       Net earnings (loss) per common share,
           basic and diluted (note 16)                           (0.32)               0.18              (0.62)
                                                             ==========         ==========          ==========

       Weighted average number of common
           shares outstanding                                 2,757,995          2,777,181           2,769,997
                                                             ==========         ==========          ==========


     The accompanying notes are an integral part of these restated consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Restated Consolidated Statements of Cash Flows
For the years ended December 31
(Amounts expressed in US dollars)

                                                                2001               2000               1999

                                                                  $                  $                  $
                                                             (restated)         (restated)         (restated)
       Cash flows from operating activities:

           Net income (loss)                                  (889,464)            504,710         (1,710,607)
                                                             ----------         ----------          ----------

           Adjustments to reconcile net income to net cash provided by operating activities:

           Amortization of property, plant
                and equipment                                 1,086,667            955,238            815,374
           Exchange loss on foreign exchange contracts           41,992                 -                  -
           (Increase) decrease in accounts receivable          (243,825)          (586,066)           568,201
           Decrease in inventory                                396,842            739,648            286,443
           (Increase) decrease in prepaid expenses
               and sundry assets                                576,907           (603,943)          (243,091)
           Decrease in deferred policy costs                         -                  -             277,090
           Increase (decrease) in accounts payable
              and accrued expenses                             (501,390)          (128,480)           410,952
           (Increase) decrease in income taxes
              recoverable                                        (9,410)            58,047            (53,110)
           Increase in deferred income taxes                         -              87,800             51,824
                                                             ----------         ----------          ----------

           Total adjustments                                  1,347,783            522,244          2,113,683
                                                             ----------         ----------          ----------

           Net cash provided by operating
               activities                                       458,319          1,026,954            403,076
                                                             ----------         ----------          ----------

       Cash flows from investing activities:

           Purchases of property, plant and
               equipment                                     (1,538,320)        (1,333,203)        (1,424,514)
                                                             ----------         ----------          ----------

           Net cash used in investing activities             (1,538,320)        (1,333,203)        (1,424,514)
                                                             ----------         ----------          ----------

     The accompanying notes are an integral part of these restated consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Restated Consolidated Statements of Cash Flows
For the years ended December 31
(Amounts expressed in US dollars)

                                                                   2001                2000               1999

                                                                     $                   $                  $
                                                             (restated)          (restated)          (restated)
       Cash flows from financing activities:

            Issuance of common stock                                 -                   -              48,073
            Purchase of treasury stock                           (8,728)           (23,873)                 -
            Proceeds from (repayment of)
              bank indebtedness                                 969,893           (381,318)          1,175,468
            Proceeds from (repayment of) loans from
              stockholders and directors                       (374,041)           109,129            (757,180)
                                                             ----------         ----------          ----------

            Net cash provided by (used in)
              financing activities                              587,124           (296,062)            466,361
                                                             ----------         ----------          ----------

       Effect of foreign currency exchange
           rate changes                                        (134,064)          (114,015)            378,383
                                                             ----------         ----------          ----------

       Net decrease in cash and cash equivalents               (626,941)          (716,326)           (176,694)

       Cash and cash equivalents, beginning of year           2,524,394          3,240,720           3,417,414
                                                             ----------         ----------          ----------

       Cash and cash equivalents, end of year                 1,897,453          2,524,394           3,240,720
                                                             ----------         ----------          ----------

       Income taxes paid                                         22,297             50,062             316,810
                                                             ----------         ----------          ----------

       Interest paid                                            287,798            468,354             531,980
                                                             ----------         ----------          ----------

     The accompanying notes are an integral part of these restated consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Restated Consolidated Statements of Changes in Stockholders' Equity For the years ended December 31
(Amounts expressed in US dollars)

                                     Common                                                              Accumulated
                                     Stock         Common      Additional                                     Other
                                   Number of       Stock        Paid-in     Retained    Comprehensive    Comprehensive
                                     Shares        Amount        Capital    Earnings     Income (loss)   Income (loss)
                                                     $              $           $             $                $
                                                                           (restated)    (restated)      (restated)
                                   ---------    -----------     --------   -----------   -----------     ---------
Balance as of December 31, 1998    2,765,000     5,013,883       142,314    2,609,253          --        (336,953)

  Issuance of common stock ....       21,714        48,073          --           --            --            --
      [note 12 (b) (i) (ii)]
  Foreign currency translation          --            --            --           --         413,781       413,781
  Net loss for the year .......         --            --            --     (1,710,607)   (1,710,607)         --
                                   ---------    -----------     --------   -----------   -----------     ---------

Balance as of December 31, 1999    2,786,714     5,061,956       142,314      898,646    (1,296,826)       76,828
                                   =========    ===========     ========   ===========   ===========     =========

  Repurchase for Treasury .....      (22,400)      (23,873)         --           --            --            --
      Stock [note 12 (b) (iii)]
  Foreign currency translation          --            --            --           --        (234,496)     (234,496)
  Net income for the year .....         --            --            --        504,710       504,710          --
                                   ---------    -----------     --------   -----------   -----------     ---------

Balance as of December 31, 2000    2,764,314     5,038,083       142,314    1,403,356       270,214      (157,668)
                                   =========    ===========     ========   ===========   ===========     =========

  Repurchase for Treasury .....       (8,800)       (8,728)         --           --            --            --
      Stock [note 12 (b) (iv)]
  Foreign currency translation          --            --            --           --        (351,441)     (351,441)
  Net loss for the year .......         --            --            --       (889,464)     (889,464)         --
                                   ---------    -----------     --------   -----------   -----------     ---------

Balance as of December 31, 2001    2,755,514     5,029,355       142,314      513,892    (1,240,905)     (509,109)
                                   =========    ===========     ========   ===========   ===========     =========

     The accompanying notes are an integral part of these restated consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Restated Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)




1.       PROPOSED SALE OF SUBSIDIARY AND RESTATMENT TO FINANCIAL STATEMENTS

In July 2002, the Company filed a Proxy-Statement with the Securities and Exchange Commission (SEC) for the approval by shareholders of the sale of a wholly owned subsidiary, Rosedale Wallcoverings & Fabrics Inc. ("Rosedale") to the Chairman of the Board and Chief Executive Officer, Alan Fine.

The terms and conditions and impact to the Company resulting from the proposed transaction is fully set out in proforma financial statements included in the aforementioned Proxy Statement.

The SEC has reviewed the Proxy Statement and as a result of this review, the SEC had comments pertaining to the accounting for prepaid and deferred expenses and the evaluation of the provision for doubtful accounts as reported in the company's 2001 10K and 2002 10Q's. The SEC's position was that certain prepaid expenses and deferred costs should be written-off and that the allowance for doubtful accounts appeared to be low.

Based on the comments from the SEC and subsequent discussions with the reviewer, the company has re-evaluated the adequacy of the allowance for doubtful accounts and restated the amounts for prepaid expenses and deferred product costs. As a result, the company increased the allowance for doubtful accounts as at December 31, 2001, and expensed the prepaid expenses and deferred product costs previously capitalized. These restatements resulted in the following adjustments to net loss as at December 31, 2001; decrease in amortization of $223,744; increase in cost of sales of $47,574; increase in general and administrative expenses of $213,123; an increase design studio of $48,617; and an increase in book development costs of $238,521. In addition, engravings and designs of $283,299 has been reallocated from deferred product costs to property, plant and equipment. The increase in net loss resulting from the adjustments amounted to $324,091.

The effect of the restatement to prepaid expenses and deferred product costs for years prior to 2001 resulted in a retroactive adjustment to retained earnings as at December 31, 2000 of $599,490.

The following table presents the effects of the aforementioned adjustments:

                                  2001                           2000                          1999
                                        As                             As                            As
                                        previously                     previously                    previously
                         As restated    reported       As restated     reported       As restated    reported
                         $              $              $               $              $              $

     Current assets         11,736,157     12,303,783      13,719,519     14,003,066     14,468,064  14,689,586
     Total assets           15,721,726     16,565,382      17,486,544     18,048,032     17,994,887  18,796,621
     Net earnings (loss)     (889,464)      (565,373)         504,710        292,488    (1,710,607)  (1,528,250)
     Retained earnings         513,892      1,437,473       1,403,356      2,002,846        898,646   1,710,358
     Net earnings (loss)
       per common share         (0.32)         (0.20)            0.18           0.11         (0.62)      (0.55)

     All applicable notes relating to these adjustments have been restated.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Restated Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)


       2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           a)   Basis of Presentation

               The restated consolidated financial statements include the accounts of Rosedale Decorative Products Ltd. ("the company") and its wholly owned subsidiaries, Rosedale Wallcoverings and Fabrics Inc. ("Rosedale") and Ontario Paint and Wallpaper Limited ("Ontario"), respectively.

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

           c)   Cash and Cash Equivalents (Bank Indebtedness)

               Cash and cash equivalents (bank indebtedness) includes cash on hand, amounts due from and to banks, and any other highly liquid investments purchased with a maturity of three months or less. The carrying amounts approximate fair values because of the short maturity of those instruments.

           d)   Other Financial Instruments

               The carrying amount of the companies' accounts receivable and payable approximates fair value because of the short maturity of these instruments.

           e)   Long-term Financial Instruments

               The fair value of each of the companies' long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the companies' current borrowing rate for similar instruments of comparable maturity would be.

           f)   Inventory

               Inventory is valued at the lower of cost and fair market value. Cost is determined on the first-in, first-out basis.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Restated Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)


       2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont'd)

           g)   Property, Plant and Equipment

               Property, plant and equipment are recorded at cost and are amortized on the basis of their estimated useful lives at the under-noted rates and methods:

                Leasehold improvements                        10%                                Straight-line
                Automobile                                    30%                            Declining balance
                Equipment, furniture and fixtures             20%                            Declining balance
                Computer equipment                            20% and 30%                    Declining balance
                Cylinders and related design costs            20%                                Straight-line

               Amortization for assets acquired during the year is recorded at one-half of the indicated rates, which approximates when they were put into use.

           h)   Income taxes

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

           i)   Foreign Currency Translation

               The company is a foreign private issuer and maintains its books and records in Canadian dollars (the functional currency). The financial statements are converted to US dollars as the company has elected to report in US dollars consistent with Regulation S-X, Rule 3-20. The translation method used is the current rate method which is the method mandated by SFAS 52 where the functional currency is the foreign currency. Under the current method all assets and liabilities are translated at the current rate, stockholders' equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the year.

               Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in accumulated other comprehensive income.

           j)   Earnings or Loss Per Share

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

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Restated Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)




       2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont'd)

           k)   Sales

               Sales   represent  the  invoiced   value  of  goods  supplied  to
          customers. Sales are recognized upon the passage of title to the customers.

           l)   Use of Estimates

               The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the period in which they become known.

           m)   Long-Lived Assets

               The company adopted the provisions of FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of which has been superceded by FAS No. 144 [note 2 (r)] . FAS No. 144 requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management used its best estimate of the undiscounted cash flows to evaluate the carrying amount and have determined that no impairment has occurred.

           n)   Stock Based Compensation

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

           o)   Concentrations of Credit Risks

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

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Restated Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)


       2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont'd)

           p)   Derivative Instruments and Hedging Activities

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

           q)   Comprehensive Income

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

           r)   Recently Issued Accounting Standards

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

               FAS No. 145 - Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS 145 updates, clarifies and simplifies existing accounting pronouncements. FAS 145 rescinds Statement No.4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary items, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses because Statement No. 4 has been rescinded. Statement No. 44 was issued to establish accounting requirements for the effects of transition to provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement No. 44 is no longer necessary.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Restated Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)



       2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (cont'd)

           r)   Recently Issued Accounting Standards   (cont'd)

               FAS No. 146 - Accounting for Cost Associated with Exit or Disposal Activities. FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") Issue No. 94-3. FAS 146 replaces EITF94-3. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

               The company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows.


       3.  COMPREHENSIVE INCOME (LOSS)

           The components of comprehensive income are as follows:

                                                                            2001           2000           1999

                                                                              $              $              $
                                                                      (restated)     (restated)     (restated)

           NET INCOME (LOSS)                                           (889,464)        504,710    (1,710,607)

           OTHER COMPREHENSIVE INCOME (LOSS)

                Foreign currency translation                           (351,441)       (234,496)      413,781
                                                                     -----------       ---------   -----------

           COMPREHENSIVE INCOME (LOSS)                               (1,240,905)        270,214    (1,296,826)
                                                                     ===========       =========   ===========

               The foreign currency translation adjustments are not currently adjusted for income taxes as the company is located in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars, which are done as disclosed in note 2(i).

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Restated Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)




       4.  ACCOUNTS RECEIVABLE
                                                                                      2001                2000

                                                                                        $                   $
                                                                                (restated)          (restated)

           Accounts receivable                                                   4,181,917           4,159,765
           Less:  Allowance for doubtful accounts                                  370,387             362,936
                                                                                -----------         -----------

           Accounts receivable, net                                              3,811,530           3,796,829
                                                                                ===========         ===========

               The activity for the allowance for doubtful accounts is as follows for the years ended December 31:

                                                                                      2001                2000

                                                                                        $                   $
                                                                                 (restated)            (restated)

           Beginning Balance                                                       362,936             436,494
                Provision                                                          296,526              80,779
                Write-off, net of recoveries                                      (289,075)           (154,337)
                                                                                -----------         -----------

           Ending Balance                                                          370,387             362,936
                                                                                ===========         ===========

               The company carries accounts receivable at the amounts it deems to be collectible. Accordingly, the company provides allowances for accounts receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that becomes uncollectable could differ from those estimated.


       5.  INVENTORY
                                                                                      2001                2000

                                                                                        $                   $
                                                                                  (restated)
           Inventory comprised the following:

                Raw materials                                                      264,038             556,565
                Finished goods                                                   5,352,559           5,819,416
                                                                                -----------         -----------

                                                                                 5,616,597           6,375,981
                                                                                ===========         ===========

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Restated Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)




6.       PREPAID EXPENSES AND SUNDRY ASSETS
                                                                                      2001               2000

                                                                                        $                  $
                                                                                (restated)         (restated)

           Prepaid bins                                                                 -             462,778
           Prepaid income taxes [note 18 (a)]                                      225,976            240,037
           Other prepaids and sundry assets                                        142,743            284,758
                                                                                -----------         -----------

                                                                                   368,719            987,573
                                                                                ===========         ===========


       7.  MORTGAGES RECEIVABLE

               Second mortgages, from companies related through common ownership are secured by land and buildings, bears interest at 9% and are payable on demand. No repayments are expected prior to January 1, 2003.

                                                                                      2001               2000

                                                                                        $                  $

           1216748 Ontario Inc.                                                    162,464            172,572
           1217576 Ontario Inc.                                                    147,356            156,524
                                                                                -----------         -----------

                                                                                   309,820            329,096
                                                                                ===========         ===========


ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Restated Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)




       8.  PROPERTY, PLANT AND EQUIPMENT
                                                                                      2001               2000

                                                                                        $                  $
                                                                                (restated)         (restated)

           Leasehold improvements                                                  201,576            167,130
           Automobile                                                               40,598             27,854
           Equipment and furniture                                                 309,680            297,603
           Furniture and fixtures                                                  238,741            252,502
           Computer equipment                                                      633,123            594,750
           Cylinders and related design costs                                    5,893,507          5,216,836
                                                                                -----------         -----------

           Cost                                                                  7,317,225          6,556,675
                                                                                -----------         -----------

           Less:  Accumulated amortization

                  Leasehold improvements                                            58,998             34,801
                  Automobile                                                        22,724             19,273
                  Equipment and furniture                                          238,625            238,522
                  Furniture and fixtures                                           207,067            211,539
                  Computer equipment                                               434,614            394,363
                  Cylinders and related design costs                             2,679,448          2,220,248
                                                                                -----------         -----------

                                                                                 3,641,476          3,118,746
                                                                                -----------         -----------

           Net                                                                   3,675,749          3,437,929
                                                                                ===========         ===========

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

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Restated Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)




       10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
                                                                                         2001             2000

                                                                                           $                $

           Accounts payable and accrued expenses is comprised of the following:

                Trade payables                                                    4,045,240        4,362,682
                Accrued expenses                                                    181,475          601,554
                                                                                  -----------     -----------

                                                                                  4,226,715        4,964,236
                                                                                  ===========     ===========


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

                Issued
                                                                                      2001                2000

                                                                                        $                   $

                2,786,714   Common shares (2000 - 2,786,714)                      5,061,956           5,061,956
                   31,200   Treasury shares (2000 - 22,400)                         (32,601)            (23,873)
                1,265,000   Warrants                                                142,314             142,314
                                                                                  -----------        -----------

                                                                                  5,171,669           5,180,397
                                                                                  ===========        ===========

           b)   Changes to Issued Share Capital

               i) On October 8, 1999, the company issued 15,000 shares of common stock to its U.S. legal counsel as part of a retainer for legal representation in connection with a Public Registration of Securities. The fair value of these shares were measured using the stock price of $2.0938 at October 8, 1999, being the date of commitment.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Restated Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)


       12. COMMON STOCK   (cont'd)

           b)   Changes to Issued Share Capital   (cont'd)

                    ii) On August 30, 1999, the company entered into an agreement with a New York research company, First Hudson Research, LLC ("FHR") to obtain use of that company's "AwareNet" service. This service allowed the use of FHR's proprietary e-mail data base to send information about the company to interested third parties. The agreement included a provision for the issuance of shares to a value of $16,666 at a share price determined by an average seven day bid and ask price prior to the commencement of the e-mail campaign. Based on this measurement criteria, 6,714 common shares were issued to FHR at an average price of $2.4822

                    iii) On May 8, 2000, the company announced that it was implementing a repurchase program for up to 200,000 shares of its Common Stock. During 2000, the company re-purchased 22,400 shares of its common stock.

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

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Restated Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)



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

                                                                          Shares         Shares
                                                                       Available        Subject         Option
                                                                       For Grant     to Options         Prices
                                                                        --------      ---------         -------

                Outstanding at December 31, 1999                         413,500        336,500           1.00
                Granted                                                       -              -              -
                Exercised                                                     -              -              -
                Expired                                                       -              -              -
                Cancelled                                                201,500      (201,500)           1.00
                                                                        --------      ---------         -------

                Outstanding at December 31, 2000                         615,000        135,000           1.00
                Granted                                                       -              -              -
                Exercised                                                     -              -              -
                Expired                                                       -              -              -
                Cancelled                                                     -              -              -
                                                                        --------      ---------         -------

                Outstanding at December 31, 2001                         615,000        135,000           1.00
                                                                        ========      =========         =======

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

                    The  Warrants  may be  redeemed  by the  company at any time commencing one year from June 18, 1998 (or earlier with the consent of the representative) and prior to their expiration, at a redemption price of $0.10 per Warrant, on not less than 30 days' prior written notice to the holders of such Warrants, provided that the closing bid price of the common stock if traded on the Nasdaq Small Cap Market, or the last sale price of the common stock, if listed on the Nasdaq National Market or on a national exchange, is at least 150% ($9.00 per share, subject to adjustment) of the exercise price of the Warrants for a period of 10 consecutive business days ending on the third day prior to the date the notice of redemption is given. Holders of Warrants shall have exercise rights until the close of the business day preceding the date fixed for redemption.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Restated Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)




       12. COMMON STOCK   (cont'd)

           d)   Purchase Warrants   (cont'd)

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


13.      CANCELLATION OF FOREIGN EXCHANGE CONTRACTS

                    The company entered into several foreign exchange  contracts with its principal banker National Bank of Canada to sell US dollars at pre-determined monthly rates extending for a period of one year. The purpose of these contracts was to ensure that the company's cash flow was not adversely affected by any material fluctuation in the rate of exchange between the US and Canadian currencies resulting from the settlement of accounts denominated in US dollars. A significant portion of the company's sales is denominated in US dollars. The company enters into these contracts based on management's estimates of the timing of the collection of US dollars receivables. Since these contracts do not result in a perfect hedge, any realized and unrealised gains and losses that result are reported in the current period's statement of operations.

                    Several of the foreign exchange  contracts entered into were intended to reduce the fluctuation risk of a major US customer's receivables. When this customer filed for Chapter 11, the company's obligation to honour these contracts remained outstanding with the bank. The bank allowed the company to roll forward these contracts on a month to month basis allowing the company an extended period of time to honour them from collection of other US dollar receivables. However, the company was unable to collect sufficient US receivables to settle the contracts and in October 2001, the bank amended its policy to no longer allow these contracts to be rolled forward. This resulted in an immediate expense consisting of the difference between the contract value and the market value of the US dollar to the Canadian dollar as of October 31, 2001.

                    As this was a one-time  cancellation cost, the impact on the company's market risk profile was not significantly affected. The company continues to enter into foreign exchange contracts to reduce its exposure to foreign exchange fluctuations. It is the intention of the company to settle these contracts as they mature.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Restated Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)




       14. INCOME TAXES
                                                                   2001                  2000             1999

                                                                     $                     $                $

           a)   Current                                           (736)                24,122           88,895
                Deferred                                             -                 87,800           51,824
                                                            -----------           ------------      -----------

                                                                  (736)               111,922          140,719
                                                            ===========           ============      ===========

           b)   Current income taxes consists of:
                                                                   2001               2000                1999

                                                                     $                  $                   $
                                                             (restated)         (restated)          (restated)
                Amounts calculated at basic Canadian
                    Federal and Provincial Rates              (365,000)            259,000           (675,000)
                Increase (decrease) resulting from:

                Temporary differences                                -             (87,800)            (51,824)
                Part 1.3 large corporation tax                   10,500             17,000              12,500
                Corporate minimum tax                                -               7,500                  -
                Permanent and other difference                   39,000              9,000                  -
                Adjustment to prior year's taxes                     -                  -               79,000
                Change in valuation allowance                   387,764             69,422             724,219
                Losses utilized                                 (73,000)          (250,000)                 -
                                                            -----------           ------------      -----------

                                                                  (736)             24,122              88,895
                                                            ===========           ============      ===========

           c) The company has operating losses of approximately $2,491,000 which is expected to be used to reduce future taxable income. The potential tax benefit relating to these losses, has been recognized in the accounts as a reduction to the deferred income tax liability. The deductibility of these losses expires as follows:

                                        2002   $  275,000
                                        2004       20,000
                                        2006    1,250,000
                                        2007      247,000
                                        2008      699,000
                                              -----------

                                              $ 2,491,000
                                              ===========

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Restated Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)


       15. RELATED PARTY TRANSACTIONS

                    Amounts  due from or paid to  companies  which  are  related through common ownership are as follows:

                                                                   2001               2000                1999

                                                                     $                  $                   $

           Mortgage receivable - 1216748 Ontario Inc.           162,464                    172,572                 129,291
           Mortgage receivable - 1217576 Ontario Inc.           147,356                    156,524                 162,619
           Rent paid - 966578 Ontario Inc.                       15,495                      16,159                16,826
           Rent paid - 1216748 Ontario Inc.                      19,369                      16,159                -
           Rent paid - 1369597 Ontario Inc.                      23,242                      18,179                -

                    See  also  notes  11  and 18 for  additional  related  party disclosures.


       16. EARNINGS/LOSS PER SHARE

                    The company has  adopted  FAS No. 128,  earnings  per share, which requires presentation, in the consolidated statement of income, of both basic and diluted earnings per share.

                                                                   2001               2000                1999

                                                                     $                  $                   $
           Weighted average common
                 stock outstanding assuming dilution          2,757,995          2,777,181           2,769,997


                    The  outstanding  options and warrants  were not included in the computation of the fully diluted earnings per common share as the effect would be anti-dilutive.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Restated Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)


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

           a)   The breakdown of sales by geographic area is as follows:

                                                                   2001               2000                1999

                                                                     $                  $                   $

                United States of America                     10,631,691         12,716,808           9,457,021
                Canada                                        6,052,068          8,045,710           6,655,528
                Other                                         1,097,401            453,868             795,851
                                                            ------------        -----------        ------------

                                                             17,781,160         21,216,386          16,908,400
                                                            ============        ===========        ============

                    The  companies'  accounting  records do not readily  provide information on net income (loss) by geographic area. Management is of the opinion that the proportion of net income (loss) based principally on sales, presented below, would fairly present the results of operations by geographic area.

                                                                   2001               2000                1999

                                                                     $                  $                   $
                                                             (restated)         (restated)          (restated)

                United States of America                      (531,827)            302,516           (956,758)
                Canada                                        (302,742)            191,397           (673,334)
                Other                                          (54,895)             10,797            (80,515)
                                                            ------------        -----------        ------------

                                                              (889,464)            504,710         (1,710,607)
                                                            ============        ===========        ============

           b)   The breakdown of identifiable assets by geographic area is as follows:
                                                                                      2001                2000

                                                                                        $                   $
                                                                                (restated)          (restated)

                United States of America                                         4,753,949           1,996,978
                Canada                                                           8,570,286          13,891,875
                Other                                                            2,397,491           1,597,691
                                                                                -----------        ------------

                                                                                15,721,726          17,486,544
                                                                                ===========        ============

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Restated Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)


       17. SEGMENTED INFORMATION   (cont'd)

           c)   Sales to major customers are as follows:
                                                                            2001           2000           1999
                                                                    ------------   -----------    ------------

                Sales                                             $    5,346,258  $  7,337,673   $   5,385,915
                                                                    ------------   -----------    ------------

                % of total sales                                             30%            35%             32%
                                                                    ------------   -----------    ------------

                Amounts included in accounts receivable           $    1,413,700  $    918,467  $     649,838
                                                                    ------------   -----------    ------------

           d)   Purchases from major suppliers are as follows:

                                                                            2001           2000           1999
                                                                    ------------   -----------    ------------

                Purchases                                         $    5,958,567  $   4,171,007  $   5,317,789
                                                                    ------------   -----------    ------------

                % of total purchases                                         53%            30%             47%
                                                                    ------------   -----------    ------------

                Amounts included in accounts payable              $    2,402,577  $  1,061,619   $   2,383,245
                                                                    ------------   -----------    ------------


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

           b) The company has guaranteed the mortgages of 1217576 Ontario Inc., 1216748 Ontario Inc. and 966578 Ontario Inc. in the amount of $633,000 through general security agreements ranking behind the National Bank of Canada. These affiliated companies are rental properties owned jointly by two directors and stockholders. As at December 31, 2001, the indebtedness of the affiliated companies amounted to $424,000.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Restated Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)




       18. CONTINGENCIES   (cont'd)

           c) The company has issued guarantees secured by general security agreements for the loans made by the Laurentian Bank of Canada to 1369597 Ontario Inc. and 1369598 Ontario Inc. in the amount of $1,373,000. These loans were made to purchase life insurance, a portion of which represents the key man life insurance policies for which the company is beneficiary.

           d) The company has issued standby letters of credit in favour of the Laurentian Bank of Canada in the amount of $358,000.


       19. COMMITMENTS

           a) Minimum payments under operating leases for premises amount to approximately $360,000 per annum, exclusive of insurance and other occupancy charges. The future minimum lease payments over the next five years are as follows:

                Payable during the following periods:

                Within one year                                                                $       363,329
                Over one year but not exceeding two years                                              346,550
                Over two years but not exceeding three years                                           295,831
                Over three years but not exceeding four years                                           56,504
                Over four years but not exceeding five years                                            18,835
                                                                                               ----------------

                                                                                               $     1,081,049
                                                                                               ================
           b)       Minimum payments under operating leases for equipment amount to  approximately  $7,000 per annum.  The  future  minimum  lease payments over the next two years are as follows:

                    Payable during the following periods:

                Within one year                                                                $         6,839
                Over one year but not exceeding two years                                                  888
                                                                                               ----------------

                                                                                               $         7,727
                                                                                               ================

           c) Minimum payments under operating leases for vehicles amount to approximately $34,000 per annum. The future minimum lease payments over the next four years are as follows:

                    Payable during the following periods:

                Within one year                                                               $         34,848
                Over one year but not exceeding two years                                               27,239
                Over two years but not exceeding three years                                            23,887
                Over three years but not exceeding four years                                            5,352
                                                                                               ----------------

                                                                                               $        91,326
                                                                                               ================

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Restated Consolidated Financial Statements
December 31, 2001 and December 31, 2000
(Amounts expressed in US dollars)




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

                       December 31, 2001                                        December 31, 2000
                 Forward      Notional                                    Notional
                Exchange     Principal      Carrying           Fair      Principal      Carrying          Fair
               Contracts       Amounts         Value         Values        Amounts        Values        Values
                                    $             $              $              $             $             $

           2001                     -             -              -       6,800,000            -      (211,037)
           2002              2,550,000            -        (41,992)             -             -             -
