Form 10KSB
period 2002-12-31
ROSEDALE DECORATIVE PRODUCTS LTD
filed 2003-04-15
CIK 1051357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACTOF 1934


                   For the fiscal year ended December 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


     The Company's revenues for the year ended December 31, 2002, were $21,193,725.

     As of March 28, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The OTC.BB Stock Market last sale price of $0.22 on March 28, 2003) was $276,213.

     As of March 20, 2003, there were 2,755,514 shares of the registrant's common stock outstanding.

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

     In July 2002, the Company filed a Proxy-Statement with the Securities and Exchange Commission ("SEC") for the approval by shareholders of the sale of a wholly owned subsidiary, Rosedale Wallcoverings & Fabrics Inc. ("Rosedale") to the Chairman of the Board and Chief Executive Officer, Alan Fine. The sale received Shareholder approval on March 14, 2003 and the transaction closed on March 24, 2003. The pro-forma impact of the sale of the subsidiary can be found in note 1 of the consolidated financial statements.

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

     In 2002, the Company distributed approximately 27 Company brand wallcovering and fabric collections to approximately 10,000 to 20,000 retail wallpaper and paint stores worldwide. In addition, in 2002, the Company's Ontario subsidiary distributed approximately 66 non-Company brand wallcovering collections to approximately 1,500-2,000 home decorating stores in Canada.

     In anticipation of the sale of the company's subsidiary Rosedale in 2003, Ontario has been actively developing its own design studio and has retained a team of designers with fresh ideas to cater to the discriminating consumer and a competitive industry. Ontario's objective is to maintain market share in the wallpaper industry by aggressively marketing these new collections and to actively expand its customer base in North America and abroad. To achieve this objective, the company has combined its product mix of wallcoverings and paints, along with its newer floor covering, wooden window blinds and ceiling tile offerings to present significant cross marketing opportunities.

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

     Each of the Company's subsidiaries maintains its own design studio and creative staff. Rosedale's design studio is located in its Concord, Ontario facility. The Company's Ontario subsidiary maintains a design studio and staff in Manchester, England and has just hired a design staff and installed a CAD system at their location in Concord to expand their own lines.

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

     The Concord , Glenayr and Ridley Nash lines of wallcoverings were established in 1992, 1995, and 1996, respectively and are designed by the design staff of the Company's Ontario subsidiary. Ontario launched Bridle Path Designs in 2001 using an outside designer. Caledon Designs was launched in 2002 as was Sweetwater. Each year, the Company produces approximately ten different lines of wallcoverings under its Rosedale, Cambridge Studios, Concord, Bridle Path, Glenayr, Caledon, Sweetwater and Ridley Nash brands. Wallcovering collections sold under all eight brand names are targeted to middle to and upper middle-income consumers.

     The Concord, Glenayr and Ridley Nash brands were established by the Company's Ontario subsidiary to provide the subsidiary with its own brand name of wallpaper products for introduction into the United States market. These brands are created in Manchester, England by the Company's design staff. The Company designs and distributes one wallcovering collection per year under each brand name. Both lines of wallcoverings are targeted for middle to upper income consumers.

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


New Products

     The Company has expanded the products offered by its Ontario subsidiary to include a line of retro art decorative ceiling tiles for commercial and residential customers. The decorative ceiling tiles are designed to fit into standard suspension ceiling frameworks and are embossed with designs that emulate ceilings found in many turn of the century buildings. This provides commercial and residential customers with the ability to add Victorian style ceilings to their decor. The Company believes that its decorative ceiling tiles will be attractive to commercial users, such as restaurants looking to recreate the look of the late 1800's. The decorative ceiling tiles were launched in Canada in the fourth quarter of 2000 and will be introduced into the U.S. market in early 2003. The Ontario subsidiary has also obtained distribution rights to a new line of Wooden window treatments, which they commenced to distribute in early 2001. They have also began distributing a new product called Wallpapers for Windows, which has received world wide interest. It is anticipated that the Company will do very well with additional products.


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

     In the fourth quarter of 2000, decorative hardware and gift accessories were added to the product lines carried by the retail store. These lines grew steadily during 2002 and management believes that further growth in 2003 will occur.


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


United States Distribution

     Approximately 62% of the Company's wallcovering sales are made in the United States. The Company distributes its wallcoverings in the United States through sales to national and regional distributors as well as sales to large retail wallpaper chains. Regional distributors of the Company's products in the United States include Hunter & Co., Key Wallcoverings, G&W Distributors, Fashion Wallcoverings, Olney Wallcoverings, Eisenhart Wallcoverings and Aztec. National distributors include The Blonder Company, which distributes the Company's Cambridge Studios, Sweetwater and Glenayr brands, Patton Wallcoverings, which distributes Caledon Designs and Imperial Home Decor Group, which distributes Ridley Nash and other lines of Wallcoverings under their own label.

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


Employees

     As of December 31, 2002, the Company employed 69 (64 on a full time basis) persons, which includes 7 senior executives, 26 sales staff persons (22 full time, 4 part time),10 design studio (9 full time, 1 part time), 11 support staff persons and 15 warehouse workers. The Company has no unionized employees and believes that its relationship with its employees is satisfactory.



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

     The Company also leases space for its retail paint store, located in downtown Toronto, from two companies owned by Alan Fine, Chief Executive Officer of the Company, and Sid Ackerman, the Company's President. These leases calls for rental payments in the amount of Cdn. $24,000 and $24,000 per annum, plus property taxes, payable in equal monthly installments of Cdn. $2,000 and $2,500 respectively. The leases are for a five-year term. The Company leases space for its retail paint store from a company owned by Sid Ackerman. This lease calls for payments of Cdn. $30,000 per annum with the same terms as the other leases.

Item 3.  LEGAL PROCEEDINGS

     The Company is involved in legal proceedings with Canada Customs and Revenue Agency ("CCRA"). The CCRA proceeding involves the Company's challenge to a CCRA decision to disallow a business loss deduction taken by Rosedale for losses it incurred when attempting to create a startup company in California. Rosedale started the California company in 1992 to make window blinds as an adjunct to its wallcovering and fabric business. The California company's growth did not meet the Company's expectations and subsequently was sold in 1994. Rosedale claimed losses incurred during the operation of the California business as a business loss deduction on its 1994 tax return. CCRA allowed the deduction as a capital loss only. Rosedale has filed a formal notice of objection to CCRA's classification of the deduction. In the event that CCRA's decision is upheld, Rosedale would be required to pay the taxes plus interest to satisfy its tax obligation. The Company believes that it has a meritorious defense and is working to try to settle the matter. The value of the tax assessment is approximately $819,000. The Company is not aware of any other material legal proceedings pending or threatened against the Company.

     Although the Company is not a party in the following legal proceeding, Alan Fine, the Company's Chief Executive Officer, and Sidney Ackerman, the Company's President, are engaged in litigation with each other in the Ontario (Canada) Superior Court of Justice. Mr. Fine commenced the action against Mr. Ackerman on April 26, 2001. The suit states that there is a Voting Trust Agreement ("VTA") between Mr. Fine and Mr. Ackerman, which requires that the two vote their shareholdings together. The VTA does not provide an exit mechanism to either shareholder and does not enable them to separate their shareholdings. Mr. Fine is seeking relief to ensure the parties enter in a buy-sell agreement to provide for the orderly exit of one or the other. Both parties are vigorously working towards an amicable settlement. With the closing of the sale of the Rosedale subsidiary to Alan Fine, it is expected that these lawsuits will be withdrawn.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                                    PART II.


Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     (a) The high and low bid price of the Company's common stock for each quarter since its initial public offering which commenced on June 18, 1998, through the close of its fiscal year on December 31, 2002 are as follows:

         ------------------- ---------------- -----------------

         Date                     High              Low
         ------------------ ---------------- -----------------



         3/31/00                 $2.1250           $0.63
         6/30/00                 $1.188            $0.031
         9/30/00                 $1.063            $0.563
         12/31/00                $1.063            $0.25
         3/31/01                  $1.30            $0.44
         6/30/01                  $1.05            $0.20
         9/30/01                  $0.86            $0.51
         12/31/01                 $0.55            $0.27
         3/31/02                  $0.40            $0.25
         6/30/02                  $0.51            $0.21
         9/30/02                  $0.35            $0.21
         12/31/02                 $0.48            $0.23

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


Management's Plans for 2003

     Management's plans for 2003 include only the operations of the Ontario subsidiary as the sale of Rosedale closed on March 24, 2003.

     The Company will continue to take appropriate steps to continue to improve performance in 2003. The economy has continued to be slow, especially in the U.S, but we have been able to show growth in the U.S. We continue to source products for distribution, which complement our existing offering. Selling prices on collections launched in 2003 will continue to be increased to show a positive impact on margins. It is difficult to quantify what impact increasing the selling prices on the new collections launched in 2003 will have on total sales as the collections launched in 2003 and prior are still generating sales without any price increase. The retail prices for the 2003 collections were increased approximately 4%, which will relate to a smaller percentage increase on over-all sales. The export market is on the rebound, with new customers in England, France, Italy, Australia, New Zealand and Mexico, plus the resurgence in the eastern block, which should continue for us in 2003. New overseas customers have been obtained in 2002, which we would anticipate increasing sales by approximately 5%. The retail operation is anticipated to have a double-digit growth again in 2003. We anticipate that the growth will be approximately 15% over last year.

     Expenses are being watched closely, with certain areas being cut. It is management's intention to continue to rationalize the efficiency of the Company's operations and attain increased profitability in 2003.


Results of Operations

     Fiscal year ended December 31, 2002 compared to the fiscal year December 31, 2001

     Revenues for the fiscal year ended December 31, 2002 were $21,193,725, a 19.2% increase over prior year revenues of $17,781,160. This increase was due to the launch of additional collections by the Ontario division, which increased our sales by 24.2% in the U.S. market. Retail sales continue to have double digit increases with a growth of 16% in 2002.

     Gross Profit for the Company for the fiscal year ended December 31, 2002 was 40.1% of sales, a slight decrease as compared to the same period one-year ago, which was 41.0%. This decrease in gross profit margin can be attributed to the selling of slow and obsolete inventory.

     Selling expenses for the Company decreased by 1.6% to $3,079,880 for the fiscal year ended December 31, 2002 as compared to $3,128,846 for the fiscal year ended December 31, 2001. A bin expense was incurred in the second half of 2002, compared to a full years expense recorded in 2001. Rosedale Wallcoverings renewed a three-year agreement with Sherwin Williams in 2002 to supply stock to their stores. Bin Expense is the cost of buying wallpaper bin space in major chains. Before you can display your product in Sherwin Williams stores, you are required to purchase the space that you will be occupying.

     General and administrative expenses for the Company decreased by 7.0%, to $2,576,277 for the fiscal year ended December 31, 2002 from $2,769,075 for the fiscal year ended December 31, 2001. This decrease is attributable to an increase in the provision for doubtful accounts in 2001 relating to one customer who has not been able to maintain the payment schedule anticipated. The provision for this customer remains adequate for 2002. Our bad debt expense experience has been relatively consistant over the past four years with the exception of the write-off of IHDG (filed Chapter 11) in 2000 and the additional provision required in 2001.

     Rosedale develops wallpaper and fabric sample books, which are created for each collection and sold through distributors. The majority of expenditures for the creation of sample books are incurred in the quarter before the introduction of a collection. Some expenditures are incurred as early as eight to ten months in advance. Revenues generated from the sales of sample books are netted from the costs incurred in the same period and the net amount is shown on the income statement. Because expenditures are made in the quarter before the launch of a collection, there is not always a matching of revenues and expenses e.g. costs for a January launch would be recorded in the preceding year. The Company ensures that there are firm orders in place from customers before significant expenditures are incurred to produce the sample books. Therefore, there is little speculative risk in their production. Book development and subsidy for the fiscal year ended December 31, 2002 of $191,046 compared to a revenue of $22,164 for the same period last year Book subsidies are now expensed in the financial statements rather than being amortized over the life of the collection. This method provides a more conservative approach to accounting for such costs. As a result, prior years financial statements have been restated. As the market has become much more competitive, customers are less willing to pay higher prices for these collections, therefore it is necessary to subsidize the books to ensure we get coverage in our territories as books are our silent salesman.

     Design studio expenses for the Company increased by 10.0% to for the fiscal year ended December 31, 2002, to $770,657 versus $700,689 for the fiscal year ended December 31, 2001. This increase is attributable to a full years expenses being recorded for the design studio created in April 2001 in the Ontario division. Design costs now being expensed in the financial statements rather than accounted for as prepaids and matched to the year the collections are launched. This method provides a more conservative approach to accounting for such costs. As a result, prior years financial statements have been restated.

     The operating income for the fiscal year ended December 31, 2002 was $557,295 compared to an operating loss of $377,626 for the fiscal year ended December 31, 2001. This significant turnaround in profitability is attributable mainly to increased sales volumes.

     The Company was forced by the National Bank to cancel certain foreign exchange contracts in October 2001, which resulted in a cancellation expense of $214,668. During 2000, the Company had foreign exchange contracts to sell U.S. dollars based on projected U.S. sales. The Company defaulted on these contracts primarily due to the Chapter 11 filing of a major customer in the U.S. The National Bank, at their discretion, permitted the Company to roll forward these contracts through 2000 and the first nine months of 2001. In October 2001, the National Bank changed their policy on rolling forward these contracts forcing us to settle the roll forward contracts, which resulted in an immediate expense consisting of the difference between the contract value and the market value of the U.S. dollar to the Canadian dollar, thus a cancellation expense of $214,668. This had a major impact on our profitability for 2001, is a one time expense and will not re-occur.

     Interest expense and bank charges for the Company for the fiscal year ended December 31, 2002 decreased 5.9% to $240,773 from $255,914 for the year ended December 31, 2001. This decrease in interest expense is attributable to decreased average borrowings and lower interest rates during the year.

     The exchange loss on foreign exchange contracts of $7,520 relates to the FASB requirement that the ineffective portion of gain or losses attributable to cash flow hedges be reported in earnings.

     The net income for the fiscal year ended December 31, 2002 was $164,358, as compared to a net loss of $889,464 for the fiscal year ended December 31, 2001.

     The earnings per share for the fiscal year ended December 31, 2002 was $0.06 compared to a loss per share of $0.32 for the fiscal year ended December 31, 2001. Earnings per share were calculated for both periods based on the weighted average number of shares issued in each year. The weighted average number of shares for 2002 was 2,755,514 and 2,757,995 for 2001.


Liquidity and Capital Resources

     The Company had a net decrease in cash flows of $711,017 for the fiscal year ended December 31, 2002. This was attributable to paying down of bank debt and capital additions.

     Cash flows used in investing activities for the fiscal year ended December 31, 2002 were $1,893,433. This reflected capital addition for cylinders, designs and engravings for new collections. It is the Company's intention to utilize a good portion of the funds from operations to develop new product lines of wallpaper plus continue the development of floor coverings, ceiling tiles and other product lines to complement our product offer. The fluctuation in the cash flow is caused by the launch of new collections throughout the year. The majority of the new collections are launched in the Spring and Fall of each year. The cost of launching a new collection can exceed $500,000 per collection with the majority of these costs expended within the first nine months of every year. The Company launched 8 new collections in 2002.

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

                        ROSEDALE DECORATIVE PRODUCTS LTD.

                        CONSOLIDATED FINANCIAL STATEMENTS

                  AS OF DECEMBER 31, 2002 AND DECEMBER 31, 2001

                  TOGETHER WITH REPORT OF INDEPENDENT AUDITORS

                        (Amounts expressed in US dollars)

                        ROSEDALE DECORATIVE PRODUCTS LTD.

                        CONSOLIDATED FINANCIAL STATEMENTS

                  AS OF DECEMBER 31, 2002 AND DECEMBER 31, 2001

                  TOGETHER WITH REPORT OF INDEPENDENT AUDITORS

                        (Amounts expressed in US dollars)


                                TABLE OF CONTENTS


       Report of Independent Auditors                                                          1

       Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001             2 - 3

       Consolidated Statements of Operations for the years ended December 31, 2002,
           December 31, 2001 and December 31, 2000                                             4

       Consolidated Statements of Cash Flows for the years ended December 31, 2002,
           December 31, 2001 and December 31, 2000                                           5 - 6

       Consolidated Statements of Changes in Stockholders' Equity for the years ended
           December 31, 2002, December 31, 2001 and December 31, 2000                          7

       Notes to Consolidated Financial Statements                                            8 - 29




Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA


                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Rosedale Decorative Products Ltd.

We have audited the accompanying consolidated balance sheets of Rosedale Decorative Products Ltd. (incorporated in Canada) as of December 31, 2002 and 2001 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the management of Rosedale Decorative Products Ltd. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rosedale Decorative Products Ltd. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years ended December 31, 2002, 2001 and 2000, in conformity with generally accepted accounting principles in the United States of America.

Since the accompanying consolidated financial statements have not been prepared and audited in accordance with generally accepted accounting principles and standards in Canada, they may not satisfy the reporting requirements of Canadian statutes and regulations.


Toronto, Ontario                                /s/Schwartz Levitsky Feldman llp
April 2, 2003                                              Chartered Accountants


                    1167 Caledonia Road
                    Toronto, Ontario M6A 2X1
                    Fax:  416 785 5663
                    Tel:  416 785 5353

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Balance Sheets
As of December 31, 2002 and December 31, 2001
(Amounts expressed in US dollars)

                                                                                      2002               2001

                                                                                        $                  $
                                                                                                    (restated)
                                                           ASSETS
       CURRENT ASSETS

           Cash and cash equivalents                                             1,186,436           1,897,453
           Accounts receivable (notes 4 and 10)                                  3,973,605           3,811,530
           Inventory (notes 5 and 10)                                            5,886,464           5,616,597
           Prepaid expenses and sundry assets (note 6)                             332,031             368,719
           Income taxes recoverable                                                     -               41,858
                                                                               ------------        ------------


                                                                                11,378,536          11,736,157

       LOAN RECEIVABLE FROM AFFILIATED COMPANY (note 7)                             41,975              -

       MORTGAGES RECEIVABLE (note 8)                                               312,805             309,820

       PROPERTY, PLANT AND EQUIPMENT (note 9)                                    4,279,689           3,675,749
                                                                               ------------        ------------








                                                                                16,013,005          15,721,726
                                                                               ============        ============


     The accompanying notes are an integral part of these consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD

Director

Director

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Balance Sheets
As of December 31, 2002 and December 31, 2001
(Amounts expressed in US dollars)

                                                                                      2002               2001

                                                                                        $                  $
                                                                                                    (restated)
                                   LIABILITIES
       CURRENT LIABILITIES

           Bank indebtedness (note 10)                                           4,710,636           4,886,846
           Accounts payable and accrued expenses (note 11)                       4,575,714           4,226,715
           Income taxes payable                                                      6,682                  -
           Due to stockholders and directors (note 12)                             919,427           1,150,573
                                                                               ------------        ------------

                                                                                10,212,459          10,264,134

       DEFERRED INCOME TAXES                                                       410,624             281,140
                                                                               ------------        ------------

                                                                                10,623,083          10,545,274
                                                                               ------------        ------------

                              STOCKHOLDERS' EQUITY

       COMMON STOCK (note 13)                                                    5,029,355           5,029,355

       ADDITIONAL PAID-IN CAPITAL (note 13)                                        142,314             142,314


       ACCUMULATED OTHER COMPREHENSIVE LOSS                                       (459,997)           (509,109)


       RETAINED EARNINGS                                                           678,250             513,892
                                                                               ------------        ------------

                                                                                 5,389,922           5,176,452
                                                                               ------------        ------------

                                                                                16,013,005          15,721,726
                                                                               ============        ============

     The accompanying notes are an integral part of these consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Statements of Operations
For the years ended December 31
(Amounts expressed in US dollars)

                                                                   2002               2001                2000
                                                                     $                  $                   $
                                                                                (restated)          (restated)


       SALES                                                 21,193,725         17,781,160          21,216,386


       COST OF SALES                                         12,696,305         10,495,673          13,066,808
                                                            ------------       ------------        ------------


       GROSS PROFIT                                           8,497,420          7,285,487           8,149,578
                                                            ------------       ------------        ------------
       OPERATING EXPENSES


           General and administrative                         2,576,277          2,769,075           2,667,969
           Selling                                            3,079,880          3,128,846           3,036,650
           Design studio                                        770,657            700,689             746,804
           Book development costs (recovered)                   191,046            (22,164)           (299,785)
           Amortization                                       1,322,265          1,086,667             955,238
                                                            ------------       ------------        ------------


       TOTAL OPERATING EXPENSES                               7,940,125          7,663,113           7,106,876
                                                            ------------       ------------        ------------

       OPERATING INCOME (LOSS)                                  557,295           (377,626)          1,042,702


           Cancellation of foreign exchange
              contracts (note 14)                                    -             214,668                  -
           Interest expense                                     240,773            255,914             426,070
           Exchange loss on foreign exchange
              contracts                                           7,520             41,992                  -
                                                            ------------       ------------        ------------


       INCOME (LOSS) BEFORE INCOME TAXES                        309,002           (890,200)            616,632


           Income taxes (recovery) (note 15)                    144,644               (736)            111,922
                                                            ------------       ------------        ------------

       NET INCOME (LOSS)                                        164,358           (889,464)            504,710
                                                            ============       ============        ============

       Net earnings (loss) per common share,
           basic and diluted (note 17)                             0.06              (0.32)               0.18
                                                            ============       ============        ============

       Weighted average number of common
           shares outstanding                                 2,755,514          2,757,995           2,777,181
                                                            ============       ============        ============

 See Pro-forma impact from sale of subsidiary subsequent to year end in note 1.

   The accompanying notes are an integral part of these consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Statements of Cash Flows
For the years ended December 31
(Amounts expressed in US dollars)

                                                                   2002               2001               2000

                                                                     $                  $                  $
                                                                                (restated)         (restated)
       Cash flows from operating activities:

           Net income (loss)                                    164,358           (889,464)           504,710
                                                            ------------       ------------        ------------

           Adjustments to reconcile net income to net cash provided by operating activities:

           Amortization of property, plant
                and equipment                                 1,322,265          1,086,667            955,238
           Exchange loss on foreign exchange contracts            7,520             41,992              -
           Increase in accounts receivable                     (125,935)          (243,825)          (586,066)
           (Increase) decrease in inventory                    (216,755)           396,842            739,648
           (Increase) decrease in prepaid expenses
               and sundry assets                                 40,427            576,907           (603,943)
           Increase (decrease) in accounts payable
              and accrued expenses                              302,188           (501,390)          (128,480)
           (Increase) decrease in income taxes                   49,170             (9,410)            58,047
           Increase in deferred income taxes                    127,364                 -              87,800
                                                            ------------       ------------        ------------

           Total adjustments                                  1,506,244          1,347,783            522,244
                                                            ------------       ------------        ------------

           Net cash provided by operating
               activities                                     1,670,602            458,319          1,026,954
                                                            ============       ============        ============

       Cash flows from investing activities:

           Purchases of property, plant and
               equipment                                     (1,893,433)        (1,538,320)        (1,333,203)
                                                            ============       ============        ============

           Net cash used in investing activities             (1,893,433)        (1,538,320)        (1,333,203)
                                                            ============       ============        ============


     The accompanying notes are an integral part of these consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Statements of Cash Flows
For the years ended December 31
(Amounts expressed in US dollars)

                                                                   2002               2001               2000

                                                                     $                  $                  $
                                                                                (restated)         (restated)
       Cash flows from financing activities:

            Purchase of treasury stock                               -               (8,728)           (23,873)
            Proceeds from (repayment of)
              bank indebtedness                                (224,332)            969,893           (381,318)
            Loan to affiliated company                          (42,170)                  -                  -
            Proceeds from (repayment of) loans from
              stockholders and directors                       (243,358)           (374,041)           109,129
                                                            ------------       ------------        ------------

            Net cash provided by (used in)
              financing activities                             (509,860)            587,124           (296,062)
                                                            ------------       ------------        ------------

       Effect of foreign currency exchange
           rate changes                                          21,674            (134,064)          (114,015)
                                                            ------------       ------------        ------------

       Net decrease in cash and cash equivalents               (711,017)           (626,941)          (716,326)

       Cash and cash equivalents, beginning of year           1,897,453           2,524,394          3,240,720
                                                            ------------       ------------        ------------

       Cash and cash equivalents, end of year                 1,186,436           1,897,453          2,524,394
                                                            ============       ============        ============

       Income taxes paid                                         32,170              22,297             50,062
                                                            ============       ============        ============

       Interest paid                                            230,608             287,798            468,354
                                                            ============       ============        ============

     The accompanying notes are an integral part of these consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31
(Amounts expressed in US dollars)

                                    Common                                                                             Accumulated
                                     Stock          Common           Additional                                           Other
                                  Number of         Stock             Paid-in         Retained      Comprehensive     Comprehensive
                                    Shares          Amount            Capital         Earnings      Income (loss)     Income (loss)
                                                      $                  $                $                 $                 $
Balance as of December 31, 1999
 (restated)                       2,786,714        5,061,956           142,314          898,646                              76,828

Repurchase for Treasury Stock
  [note 13(b)(i)]                   (22,400)         (23,873)                -                -                 -                 -
 Foreign currency translation             -                -                 -                -          (234,496)         (234,496)
 Net income for the year                  -                -                 -          504,710           504,710                 -


Balance as of December 31,
 2000 (restated)                  2,764,314        5,038,083           142,314        1,403,356           270,214          (157,668)


 Repurchase for Treasury             (8,800)          (8,728)                -                -                 -                 -
  Stock [note 13(b)(ii)]
 Foreign currency translation             -                -                 -                -          (351,441)         (351,441)
 Net loss for the year                    -                -                 -         (889,464)         (889,464)                -


Balance as of December 31,
 2001 (restated)                  2,755,514        5,029,355           142,314          513,892        (1,240,905)         (509,109)


 Foreign currency translation             -                -                 -                -            49,112            49,112
 Net income for the year                  -                -                 -          164,358           164,358                 -

Balance as of December 31, 2002   2,755,514        5,029,355           142,314          678,250           213,470          (459,997)


     The accompanying notes are an integral part of these consolidated financial statements.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2002 and December 31, 2001
(Amounts expressed in US dollars)




1.   SALE OF SUBSIDIARY AND RESTATEMENT TO FINANCIAL STATEMENTS

     In July 2002, the Company filed a Proxy-Statement with the Securities and Exchange Commission (SEC) for the approval by shareholders of the sale of a wholly owned subsidiary, Rosedale Wallcoverings & Fabrics Inc. ("Rosedale") to the Chairman of the Board and Chief Executive Officer, Alan Fine. The sale received shareholder approval on March 14, 2003.

     The terms and conditions and impact to the Company resulting from the proposed transaction is fully set out in proforma financial statements included in the aforementioned Proxy Statement.

     The pro-forma impact of the sale on the 2002 and 2001 financial statements is as follows:

                                                                                                         2002
                                                                    Audited       Adjustments        Pro-forma
                                                                -----------------------------------------------
           Current assets                                        11,378,536       (4,696,760)        6,681,776
           Total assets                                          16,013,005       (6,967,544)        9,045,461
           Sales                                                 21,193,725       (9,887,432)       11,306,293
           Gross profit                                           8,497,420       (3,831,030)        4,666,390
           Net earnings (loss)                                      164,358         (168,447)          (4,089)
           Net earnings (loss) per share                               0.06            (0.06)           (0.00)


                                                                                                         2001
                                                                    Audited       Adjustments        Pro-forma
                                                                -----------------------------------------------
           Current assets                                        11,736,157       (4,607,398)        7,128,759
           Total assets                                          15,721,726       (6,689,172)        9,032,554
           Sales                                                 17,781,160       (7,554,530)       10,226,630
           Gross profit                                           7,285,487       (3,131,154)        4,154,333
           Net earnings (loss)                                    (889,464)            59,599        (829,865)
           Net earnings (loss) per share                             (0.32)              0.02           (0.30)

     The SEC reviewed the Proxy Statement and as a result of this review, the SEC had comments pertaining to the accounting for prepaid and deferred expenses and the evaluation of the provision for doubtful accounts as reported in the company's 2001 10K and 2002 10Q's. The SEC's position was that certain prepaid expenses and deferred costs should be written-off and that the allowance for doubtful accounts appeared to be low.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2002 and December 31, 2001
(Amounts expressed in US dollars)




1.   SALE OF SUBSIDIARY AND RESTATEMENT TO FINANCIAL STATEMENTS   (cont'd)

     Based on the comments from the SEC and subsequent discussions with the reviewer, the company re-evaluated the adequacy of the allowance for doubtful accounts and restated the amounts for prepaid expenses and deferred product costs. As a result, the company increased the allowance for doubtful accounts as at December 31, 2001, and expensed the prepaid expenses and deferred product costs previously capitalized. These restatements resulted in the following adjustments to net loss as at December 31, 2001; decrease in amortization of $223,744; increase in cost of sales of $47,574; increase in general and administrative expenses of $213,123; an increase design studio of $48,617; and an increase in book development costs of $238,521. In addition, engravings and designs of $283,299 has been reallocated from deferred product costs to property, plant and equipment. The increase in net loss resulting from the adjustments amounted to $324,091.

     The effect of the restatement to prepaid expenses and deferred product costs for years prior to 2001 resulted in a retroactive adjustment to retained earnings as at December 31, 2000 of $599,490.

     The following table presents the effects of the aforementioned adjustments:


                                                        2001                             2000
                                                                  As previously                    As previously
                                                 As restated          reported      As restated    reported
                                                _____________     ______________   ____________    _____________
                                                       $              $                 $              $

         Current assets                           11,736,157       12,303,783      13,719,519       14,003,066
         Total assets                             15,721,726       16,565,382      17,486,544       18,048,032
         Net earnings (loss)                        (889,464)        (565,373)        504,710          292,488
         Retained earnings                           513,892        1,437,473       1,403,356        2,002,846
         Net earnings (loss)
            per common share                          (0.32)           (0.20)            0.18             0.11

     All applicable notes relating to these adjustments have been restated.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2002 and December 31, 2001
(Amounts expressed in US dollars)




2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2002 and December 31, 2001
(Amounts expressed in US dollars)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

          i)   Foreign Currency Translation

               The company is a foreign private issuer and maintains its books and records in Canadian dollars (the functional currency). The financial statements are converted to US dollars as the company has elected to report in US dollars consistent with Regulation S-X, Rule 3-20. The translation method used is the current rate method which is the method mandated by FAS 52 where the functional currency is the foreign currency. Under the current method all assets and liabilities are translated at the current rate, stockholders' equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the year.

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

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2002 and December 31, 2001
(Amounts expressed in US dollars)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

          m)   Long-Lived Assets

               The company adopted the provisions of FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of which has been superceded by FAS No. 144 [note 2 (r)] .FAS No. 144 requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management used its best estimate of the undiscounted cash flows to evaluate the carrying amount and have determined that no impairment has occurred.

          n)   Stock Based Compensation

               In December 1995, FAS No. 123, Accounting for Stock-Based Compensation, was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize stock-based compensation expenses to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules in Accounting Principles Board Option No.25, Accounting for stock issued to employees. However, FAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. FAS No. 123 is effective for financial statements for fiscal years beginning after December 31, 1995. The company has adopted the disclosure provisions of FAS No. 123.

          o)   Concentrations of Credit Risks

               The company's receivable are unsecured and are generally due in 30 days. Currently, the company's customers are primarily local, national and international users of wallpapers and decorative fabrics. The company's receivables do not represent significant concentrations of credit risk as at December 31, 2002, due to the wide variety of customers, markets and geographic areas to which the company's products are sold.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2002 and December 31, 2001
(Amounts expressed in US dollars)




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

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2002 and December 31, 2001
(Amounts expressed in US dollars)




2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

          r)   Recently Issued Accounting Standards   (cont'd)

               FAS No. 145 - Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS 145 updates, clarifies and simplifies existing accounting pronouncements. FAS 145 rescinds Statement No.4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as extraordinary items, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses because Statement No. 4 has been rescinded. Statement No. 44 was issued to establish accounting requirements for the effects of transition to provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement No. 44 is no longer necessary.

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

               FAS No.147 - Acquisition of certain Financial Institutions, an amendment of FAS 72 and 144 and FAS interpretation number 9 issued October 2002 and relates to acquisitions of financial institutions.

               FAS No.148 - Accounting for Stock Based Compensation -
               Transition and Disclosure, an amendment of FAS 123 issued December 2002 and permits two additional transition methods for entities that adopt the fair value based method of accounting for stock based employee compensation to avoid the ramp-up effect arising from prospective application. This statement also improves the prominence and clarity of the pro-forma disclosures required by FAS 123.

               The company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2002 and December 31, 2001
(Amounts expressed in US dollars)




       3.  COMPREHENSIVE INCOME (LOSS)

           The components of comprehensive income are as follows:
                                                                            2002           2001           2000

                                                                              $              $              $
                                                                                     (restated)     (restated)

           NET INCOME (LOSS)                                             164,358      (889,464)        504,710

           OTHER COMPREHENSIVE INCOME (LOSS)

                Foreign currency translation                              49,112      (351,441)       (234,496)
                                                                        _________   ___________       __________

           COMPREHENSIVE INCOME (LOSS)                                   213,470    (1,240,905)        270,214
                                                                        =========   ===========       ==========

               The foreign currency translation adjustments are not currently adjusted for income taxes as the company is located in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars, which are done as disclosed in note 2(i).


       4.  ACCOUNTS RECEIVABLE

                                                                                      2002               2001

                                                                                        $                  $

                                                                                                     (restated)

           Accounts receivable                                                   4,316,575           4,181,917
           Less:  Allowance for doubtful accounts                                  342,970             370,387
                                                                                __________          ___________

           Accounts receivable, net                                              3,973,605           3,811,530
                                                                                ==========          ===========

     The activity for the allowance for doubtful accounts is as follows for the years ended December 31:

                                                                                      2002                2001

                                                                                        $                   $
                                                                                                    (restated)

           Beginning Balance                                                       370,387             362,936
                Provision                                                            4,670             296,526
                Write-off, net of recoveries                                      (32,087)           (289,075)
                                                                                __________          ___________

           Ending Balance                                                          342,970             370,387
                                                                                ==========          ===========

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2002 and December 31, 2001
(Amounts expressed in US dollars)




4.   ACCOUNTS RECEIVABLE (cont'd)

     The company carries accounts receivable at the amounts it deems to be collectible. Accordingly, the company provides allowances for accounts receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that becomes uncollectable could differ from those estimated.


5.   INVENTORY

                                                                                      2002                2001

                                                                                        $                   $
                                                                                                    (restated)
     Inventory comprised the following:

                Raw materials                                                      711,056             264,038
                Finished goods                                                   5,175,408           5,352,559
                                                                                __________          ___________

                                                                                 5,886,464           5,616,597
                                                                                ==========          ===========


6.   PREPAID EXPENSES AND SUNDRY ASSETS
                                                                                      2002                2001

                                                                                        $                   $
                                                                                                    (restated)

           Prepaid income taxes [note 19 (a)]                                      228,154             225,976
           Other prepaids and sundry assets                                        103,877             142,743
                                                                                __________          ___________

                                                                                   332,031             368,719
                                                                                ==========          ===========


7.   LOAN RECEIVABLE FROM AFFILIATED COMPANY

     The loan receivable from related company is unsecured, bears no interest and is without specific terms of repayment and is not expected to be repaid prior to January 1, 2004. Imputed interest on the loan has been calculated at a rate of prime plus 1.5%.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2002 and December 31, 2001
(Amounts expressed in US dollars)




8.   MORTGAGES RECEIVABLE

     Second mortgages, from companies related through common ownership are secured by land and buildings, bears interest at 9% and are payable on demand. No repayments are expected prior to January 1, 2004.

                                                                                      2002               2001

                                                                                        $                   $

           1216748 Ontario Inc.                                                    164,029             162,464
           1217576 Ontario Inc.                                                    148,776             147,356
                                                                                __________          ___________

                                                                                   312,805             309,820
                                                                                ==========          ===========


       9.  PROPERTY, PLANT AND EQUIPMENT
                                                                                      2002               2001

                                                                                        $                   $
                                                                                                    (restated)

           Leasehold improvements                                                  316,684            201,576
           Automobile                                                               40,989             40,598
           Equipment and furniture                                                 338,122            309,680
           Furniture and fixtures                                                  249,582            238,741
           Computer equipment                                                      720,890            633,123
           Cylinders and related design costs                                    7,251,966          5,893,507
                                                                                __________          ___________

           Cost                                                                  8,918,233          7,317,225
                                                                                __________          ___________
           Less:  Accumulated amortization

                  Leasehold improvements                                            96,005             58,998
                  Automobile                                                        28,357             22,724
                  Equipment and furniture                                          257,818            238,625
                  Furniture and fixtures                                           217,166            207,067
                  Computer equipment                                               513,730            434,614
                  Cylinders and related design costs                             3,525,468          2,679,448
                                                                                __________          ___________

                                                                                 4,638,544          3,641,476
                                                                                __________          ___________

           Net                                                                   4,279,689          3,675,749
                                                                                ==========          ===========


ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2002 and December 31, 2001
(Amounts expressed in US dollars)


10.   BANK INDEBTEDNESS

     The company has available credit facilities up to a maximum of $7,873,000 ($12,420,000 Canadian), which bears interest at rates varying between the bank's prime rate plus 0.25% and prime plus 0.75%. The indebtedness is secured by general assignments of book debts, pledge of inventory under Section 427 of the Bank Act of Canada, general security agreements providing a first floating charge over all assets, guarantees from affiliated companies up to $539,000, assignment of life insurance of $1,902,000 on the lives of two key officers/ stockholders and assignment of fire insurance.

11.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                                      2002                2001

                                                                                        $                   $
           Accounts payable and accrued expenses is comprised
               of the following:

                Trade payables                                                      3,203,529        4,045,240
                Accrued expenses                                                    1,372,185          181,475
                                                                                   __________       ___________

                                                                                    4,575,714        4,226,715
                                                                                   ==========       ===========

12.   DUE TO STOCKHOLDERS AND DIRECTORS

     Stockholders' and directors advances are secured by general security agreements, bears interest at the National Bank of Canada prime lending rate plus 1.5%, are without specific terms of repayment and are not expected to be repaid prior to January 1, 2004. Interest payable on amounts due to directors has been waived.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2002 and December 31, 2001
(Amounts expressed in US dollars)




13.   COMMON STOCK

          a)   Authorized

               An unlimited number of common and preference shares

               The preference shares are issuable in series upon approval by the directors with the appropriate designation, rights, privileges and conditions attaching to each share of such series.

               Issued
                                                                                   2002                2001

                                                                                     $                   $

                2,786,714   Common shares                                        5,061,956           5,061,956
                   31,200   Treasury shares                                        (32,601)            (32,601)
                1,265,000   Warrants                                               142,314             142,314
                                                                                 __________         ___________

                                                                                 5,171,669           5,171,669
                                                                                 ==========         ===========

          b)   Changes to Issued Share Capital

                i) On May 8, 2000, the company announced that it was implementing a repurchase program for up to 200,000 shares of its Common Stock. During 2000, the company re-purchased 22,400 shares of its common stock.

                ii) During 2001, the company repurchased 8,800 shares of
                    its common stock.

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

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2002 and December 31, 2001
(Amounts expressed in US dollars)




13.   COMMON STOCK (cont'd)

          c)   Employee Stock Option Plan   (cont'd)

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

                                                                          Shares         Shares
                                                                       Available        Subject         Option
                                                                       For Grant     to Options         Prices


                Outstanding at December 31, 2000                         615,000        135,000           1.00
                Granted                                                       -              -              -
                Exercised                                                     -              -              -
                Expired                                                       -              -              -
                Cancelled                                                     -              -              -


                Outstanding at December 31, 2001                         615,000        135,000           1.00
                Granted                                                       -              -              -
                Exercised                                                     -              -              -
                Expired                                                       -              -              -
                Cancelled                                                     -              -              -


                Outstanding at December 31, 2002                         615,000        135,000           1.00


               The remaining life of the stock options as of December 31, 2002 is 6.7 years.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2002 and December 31, 2001
(Amounts expressed in US dollars)




13.   COMMON STOCK (cont'd)

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

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2002 and December 31, 2001
(Amounts expressed in US dollars)



14.   CANCELLATION OF FOREIGN EXCHANGE CONTRACTS

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


15.  INCOME TAXES

                                                                   2002                  2001             2000

                                                                     $                     $                $
                                                                                     (restated)       (restated)

           a)   Current                                          17,280                 (736)           24,122
                Deferred                                        127,364                    -            87,800
                                                               ---------               ------         ---------

                                                                144,644                 (736)          111,922
                                                               =========               ======         =========


ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2002 and December 31, 2001
(Amounts expressed in US dollars)




15.   INCOME TAXES (cont'd)

          b)   Current income taxes consists of:
                                                                 2002               2001                2000

                                                                   $                  $                   $
                                                                                 (restated)          (restated)
                Amounts calculated at basic Canadian
                    Federal and Provincial Rates                111,000           (365,000)            259,000
                Increase (decrease) resulting from:

                Temporary differences                          (127,364)                -              (87,800)
                Part 1.3 large corporation tax                    5,000             10,500              17,000
                Corporate minimum tax                            14,000                 -                7,500
                Permanent and other difference                   40,000             39,000               9,000
                Change in valuation allowance                   174,644            387,764              69,422
                Losses utilized                                (200,000)           (73,000)           (250,000)
                                                              ----------          ---------           ---------

                                                                 17,280               (736)             24,122
                                                              ==========          =========           =========

         c) The company has operating losses of approximately $2,316,000 which is expected to be used to reduce future taxable income. The potential tax benefit relating to these losses, has been recognized in the accounts as a reduction to the deferred income tax liability. The deductibility of these losses expires as follows:

           2006                                                                             $          898,000
           2007                                                                                        249,000
           2008                                                                                        706,000
           2009                                                                                        463,000
                                                                                            ------------------

                                                                                            $        2,316,000
                                                                                            ==================

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2002 and December 31, 2001
(Amounts expressed in US dollars)




16.  RELATED PARTY TRANSACTIONS

     Amounts due from or paid to companies which are related through common ownership are as follows:

                                                                   2002               2001                2000

                                                                     $                  $                   $

           Mortgage receivable - 1216748 Ontario Inc.           164,029            162,464              172,572
           Mortgage receivable - 1217576 Ontario Inc.           148,776            147,356              156,524
           Rent paid - 966578 Ontario Inc.                       15,287             15,495               16,159
           Rent paid - 1216748 Ontario Inc.                      15,287             19,369               16,159
           Rent paid - 1369597 Ontario Inc.                      19,108             23,242               18,179

     See also notes 7, 12 and 19 for additional related party disclosures.


17.  EARNINGS/LOSS PER SHARE

     The company has adopted FAS No. 128, earnings per share, which requires presentation, in the consolidated statement of income, of both basic and diluted earnings per share.

                                                                   2002               2001                2000

                                                                     $                  $                   $
           Weighted average common
                 stock outstanding assuming dilution          2,755,514          2,757,995           2,777,181
                                                              =========         ===========         ==========

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

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2002 and December 31, 2001
(Amounts expressed in US dollars)




18.  SEGMENTED INFORMATION (cont'd)

          a)   The breakdown of sales by geographic area is as follows:

                                                                   2002               2001                2000

                                                                     $                  $                   $

                United States of America                     13,202,250         10,631,691          12,716,808
                Canada                                        6,586,816          6,052,068           8,045,710
                Other                                         1,404,659          1,097,401             453,868
                                                             ----------         -----------         ----------

                                                             21,193,725         17,781,160          21,216,386
                                                             ==========         ===========         ==========

     The companies' accounting records do not readily provide information on net income (loss) by geographic area. Management is of the opinion that the proportion of net income (loss) based principally on sales, presented below, would fairly present the results of operations by geographic area.

                                                                   2002               2001                2000

                                                                     $                  $                   $
                                                                                (restated)          (restated)

                United States of America                        102,384          (531,827)             302,516
                Canada                                           51,081          (302,742)             191,397
                Other                                            10,893           (54,895)              10,797
                                                             ----------         -----------         ----------

                                                                164,358          (889,464)             504,710
                                                             ==========         ===========         ==========

           b) The breakdown of identifiable assets by geographic area is as follows:

                                                                                      2002                2001

                                                                                        $                   $
                                                                                                    (restated)

                United States of America                                         3,364,335           4,753,949
                Canada                                                           8,760,130           8,570,286
                Other                                                            3,888,540           2,397,491
                                                                                -----------         ----------

                                                                                16,013,005          15,721,726
                                                                                ===========         ==========

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2002 and December 31, 2001
(Amounts expressed in US dollars)




18.  SEGMENTED INFORMATION (cont'd)

           c)   Sales to major customers are as follows:

                                                                            2002           2001           2000
                                                                      ----------    -----------     ----------

                Sales                                             $    5,558,582  $    5,346,258 $   7,337,673
                                                                      ----------    -----------     ----------

                % of total sales                                             26%            30%            35%
                                                                      ----------    -----------     ----------

                Amounts included in accounts receivable           $    1,242,685  $    1,413,700 $     918,467
                                                                      ----------    -----------     ----------

           d)   Purchases from major suppliers are as follows:

                                                                            2002           2001           2000
                                                                      ----------    -----------     ----------

                Purchases                                         $    7,894,193  $   5,958,567  $   4,171,007
                                                                      ----------    -----------     ----------

                % of total purchases                                         62%            53%            30%
                                                                      ----------    -----------     ----------

                Amounts included in accounts payable              $    2,664,783  $   2,402,577  $   1,061,619
                                                                      ----------    -----------     ----------


19.  CONTINGENCIES

           a) Rosedale has been re-assessed by Canada Customs and Revenue Agency ("CCRA") and the Province of Ontario for fiscal years ended December 31, 1993 and December 31, 1994 for additional corporate income taxes of approximately $417,000 plus interest estimated to be $402,000. The company has objected to these re-assessments and has no obligation to pay the portion relating to CCRA in the amount of $570,000 until the objections have been processed. Since the company considers the re-assessments to be incorrect, no liability has been set up in the accounts. Should all or part of the re-assessments be upheld, the additional income taxes would be taken into account in the year of occurrence.

               The company has retained a firm of tax specialists to represent them in presenting their case to CCRA and currently the notices of objections are being considered by the Chief of Appeals.

               As at December 31, 2002, Rosedale made payments in respect to the above income tax re-assessments amounting to $228,154 to the Province of Ontario. This amount has been included in prepaid expenses and sundry assets.

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2002 and December 31, 2001
(Amounts expressed in US dollars)


19.  CONTINGENCIES (cont'd)

          b) The company has guaranteed the mortgages of 1217576 Ontario Inc., 1216748 Ontario Inc. and 966578 Ontario Inc. in the amount of $640,000 through general security agreements ranking behind the National Bank of Canada. These affiliated companies are rental properties owned jointly by two directors and stockholders. As at December 31, 2002, the indebtedness of the affiliated companies amounted to $383,000.

          c) The company has issued guarantees secured by general security agreements for the loans made by the Laurentian Bank of Canada to 1369597 Ontario Inc. and 1369598 Ontario Inc. As at year- end, the indebtedness of these companies amounted to approximately $886,000. These loans were made to purchase life insurance, a portion of which represents the key man life insurance policies for which the company is beneficiary.

          d) The company has issued standby letters of credit in favour of the Laurentian Bank of Canada in the amount of $361,000.


20.  COMMITMENTS

          a) Minimum payments under operating leases for premises amount to approximately $369,000 per annum, exclusive of insurance and other occupancy charges. The future minimum lease payments over the next five years are as follows:

               Payable during the following periods:

               Within one year                                                                $       369,000
               Over one year but not exceeding two years                                              298,000
               Over two years but not exceeding three years                                            57,000
               Over three years but not exceeding four years                                           19,000
                                                                                              ---------------

                                                                                              $       743,000
                                                                                              ===============

ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2002 and December 31, 2001
(Amounts expressed in US dollars)




20.  COMMITMENTS (cont'd)

          b) Minimum payments under operating leases for equipment amount to approximately $6,000 per annum. The future minimum lease payments over the next two years are as follows:

               Payable during the following periods:

               Within one year                                                                $         6,000
               Over one year but not exceeding two years                                                5,000
               Over two years but not exceeding three years                                             5,000
               Over three years but not exceeding four years                                            5,000
               Over four years but not exceeding five years                                             2,000
                                                                                              ---------------

                                                                                              $        23,000
                                                                                              ===============

          c) Minimum payments under operating leases for vehicles amount to approximately $27,000 per annum. The future minimum lease payments over the next four years are as follows:

               Payable during the following periods:

               Within one year                                                               $         27,000
               Over one year but not exceeding two years                                               24,000
               Over two years but not exceeding three years                                             6,000
                                                                                              ---------------

                                                                                              $        57,000
                                                                                              ===============



ROSEDALE DECORATIVE PRODUCTS LTD.
Notes to Consolidated Financial Statements
December 31, 2002 and December 31, 2001
(Amounts expressed in US dollars)




21.  FOREIGN EXCHANGE CONTRACTS

     As at December 31, 2002, the company had outstanding foreign exchange contracts to sell U.S. dollars to the National Bank of Canada to hedge against fluctuations in foreign currency. The purpose of the company's foreign exchange hedging activities is to protect the company from the risk that the eventual dollar net cash inflows resulting from the sale and purchase of products in foreign currencies will not be adversely affected by changes in exchange rates. It is the company's policy to use derivative financial instruments to reduce foreign risks. Fluctuations in the value of these hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged. The related realized and unrealized gains or losses, if any, are reported in the statements of cash flows and operations. There is a potential risk of non-performance by the National Bank of Canada, the financial institution that the company has the Foreign Forward Exchange Contracts with. However, given the National Bank's prominence and financial condition, the company believes that this risk is insignificant. The cash requirements arise as the contracts are exercised to the value of $4,320,000 (in varying amounts from January through August
     2002). The following table presents the aggregate notional principal amounts, carrying values and fair values of the company's foreign exchange contracts outstanding at December 31, 2002. Deferred gains and losses on forward exchange contracts are recognized in earnings. The company does not hold or issue financial instruments for trading purposes. The estimated fair values of the derivatives used to hedge the company's risks will fluctuate over time.

                           December 31, 2002                              December 31, 2001
                           -----------------                              -----------------
                 Forward      Notional                                    Notional
                Exchange     Principal      Carrying           Fair      Principal      Carrying          Fair
               Contracts       Amounts         Value         Values        Amounts        Values        Values
               ---------     ---------      --------       --------      ---------      --------      ---------
                                    $             $              $              $             $             $

                    2001            -             -              -       2,550,000            -       (41,992)
                    2002     4,320,000            -        (48,711)             -             -             -

Item 8. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III.


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

     The following table sets forth certain information concerning the Directors and Executive Officers of the Company:

         Name                               Age      Position

         Sidney Ackerman                     57      President and Director

         Norman G. Maxwell                   55      Chief Financial Officer and Director

         Ken Page                            40      Director

         Janet Hendry                        64      Director

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

     Ken Page has been a Director of the Company since June 2000. Since 1992 Mr. Page is a partner of the law firm of Page Arnold in Toronto, Ontario, Canada. Mr. Page graduated from the University of Western Ontario with an LLB in 1986 and was admitted to the bar in Ontario 1988.

     Janet Hendry has been a Director of the Company since March 2003. Ms. Hendry has been employed as a legal secretary for a lawyer involved in corporate and securities law for over 30 years. She is currently the Administrative Assistant to a private company engaged in mortgage financing. She is also Corporate Secretary of Sterling Centrecorp Inc., a public company listed for trading on the Toronto Stock Exchange, involved in real estate investment and management services.


Committees of the Board of Directors

     The Board of Directors has a Compensation Committee and an Audit Committee.

     The Compensation Committee presently consists of, Ken Page, Janet Hendry and Sid Ackerman. Mr. Page and Ms. Hendry are independent directors who are not salaried officers of the Company. The purpose of the Compensation Committee is to review the Company's compensation of its executives, to make determinations relative thereto and to submit recommendations to the Board of Directors with respect thereto. The Compensation Committee also selects the persons to whom options to purchase shares of the Company's Common Stock under the 1998 Stock Option Plan will be granted and to make various other determinations with respect to such Plan.

     The Audit Committee consists of Ken Page, Janet Hendry and Norman Maxwell. The purpose of the Audit Committee is to provide general oversight of audit, legal compliance and potential conflict of interest matters.


Compensation of Directors

     The Company did not pay compensation to any director for acting in such capacity.

     The Company intends to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report an information statement (the "Information Statement"), pursuant to Regulation 14C pertaining to the Annual Meeting of Stockholders held in March 2003. Information regarding directors and executive officers of the Company will appear under the caption "Election of Directors" in the Information Statement and is incorporated herein by reference.


Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2002, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2002, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

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

                           Summary Compensation Table


                                                                                  Long-Term Compensation

                                                                               Awards                  Payouts

                                                                                        Securities             All
                                                                            Restricted  Underlying             Other
                                                       Other                Stock        Options/    LTIP      Compen-sation
                                                    Compen-sation           Award(s)       SARs      Payouts       ($)
Name              Position   Year (1)     Salary                   Bonus       ($)       (#)(1)(2)     ($)

Alan Fine(1)      Chief        2002     $ 195,822      ----        ----        ----        ----        ----      ----
                  Executive    2001     $ 198,528     $2,317       ----        ----        ----        ----      ----
                  Officer      2000     $ 207,043     $5,518       ----        ----        ----        ----      ----

Sidney            President    2002     $ 195,822     $4,784       ----        ----        ----        ----      ----
Ackerman(1)                    2001     $ 198,528     $4,896       ----        ----        ----        ----      ----
                               2000     $ 207,043     $8,463       ----        ----        ----        ----      ----
----------------- ---------- ---------- ----------- ------------ ---------- ----------- ------------ --------- ----------

     (1) Reflects total compensation received from both the Company's Ontario and Rosedale subsidiaries. As the Company is located in Canada, the executives have been paid salaries of $307,500 Canadian dollar in 2002, ($205,000 U.S. based on an effective exchange rate of $1.50).

     (2) Options under the 1998 Plan were granted on August 19, 1999 at the most recent closing price of the Company's shares as traded on NASDAQ, specifically, $1.00 per share on August 18, 1999.

                       STOCK OPTIONS GRANTS AND EXERCISES

     Stock options granted to the named executive officers in 1999 were reduced in 2000 to 25,000 each from 125,750 each.

     No stock options were granted during the fiscal year ending December 31, 2000, 2001 and 2002.

     The following table shows the value at December 31, 2002 of unexercised options held by the named executive officers:

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
---------------------------- --------------------- ---------------- --------------------------- ------------------------------

Employment Agreements

     On the effective date of the Company's Registration Statement, Alan Fine and Sidney Ackerman both entered into five year employment agreements with the Company. Alan Fine was retained as Chief Executive Officer of the Company at an annual salary of $205,000 until the closing of the sale of Rosedale on March 24, 2003. Sidney Ackerman is retained as President of the Company at an annual salary of $205,000. The compensation committee presented to the board an annual salary increase to $205,000 for both executive officers retroactive to January 1, 2001. The board unanimously approved the increase. On January 1, 2003 the employment contracts for Alan Fine and Sidney Ackerman were renewed for a period of one year under the same terms.

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

     The Company's Code of Ethics is filed as an exhibit to this registration statement.



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

     The foregoing table is based upon 2,755,514 shares of common stock outstanding as of December 31, 2002, assuming no other changes in the beneficial ownership of the securities, except the tax-free reorganization of share capital held by the principal stockholders. The total number of shares beneficially owned by the principal stockholders, 1,500,000 shares, did not change.


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



Item 12.   CERTAIN TRANSACTIONS

     In 1995, Alan Fine, Chief Executive Officer of the Company and Sidney Ackerman, President of the Company each loaned funds to the Company's Ontario and Rosedale subsidiaries. As at December 31, 2002, the outstanding amounts of loans made by Alan Fine to Ontario and Rosedale were $156,888 and $381,972, respectively, and the outstanding amount of the loans made by Sidney Ackerman to Rosedale was $305,185. These loans are secured by a general security agreement on the personal property of Rosedale and Ontario and bear interest at a rate equal to the prime rate of interest charged by the National Bank of Canada plus 1.5% per annum and are payable on demand. Interest was waived for the year 2002.

     Alan Fine, Chief Executive Officer of the Company, and Sidney Ackerman, President of the Company, own all of the issued and outstanding capital stock of 966578 Ontario Inc., 1216748 Ontario Inc. and 976168 Ontario Inc. Sid Ackerman owns all of the issued and outstanding capital stock of 1369597 Ontario Inc. The Company leases space for its retail store, located in downtown Toronto, from 966578 Ontario Inc., 1216748 Ontario Inc. and 1369597 Ontario Inc. The leases call for rental payments in the amount of $15,287 per annum, plus general property taxes, payable in equal monthly installments of $1,274 for the property leased from 1216748 Ontario Inc. The lease for 966578 Ontario Inc. calls for rental payments in the amount of $15,287 per annum plus general property taxes, payable in equal monthly installments of $1,274. The lease for 1369597 Ontario Inc. calls for rental payments in the amount of $19,108 per annum plus general property taxes, payable in equal monthly installments of $1,592. The leases are for a five-year term.

     The Company has second mortgages from two related companies, 1216748 Ontario Inc. and 1217576 Ontario Inc., both of which are 50% owned by Sidney Ackerman, President and Alan Fine, Chief Executive Officer. The principal amount of the loans from 1216748 Ontario Inc. and 1217576 Ontario Inc. are $164,029 and $148,776, respectively. The mortgages are secured by land and buildings and bear interest at 9% per annum and are payable on demand.

     The Company has available credit facilities up to a maximum of $7,873,000, which bear interest at rates varying between the bank's prime rate plus 0.25% and prime plus 0.75%. The credit facilities are secured by general assignments of book debts, pledge of inventory under Section 427 of the Bank Act of Canada, general security agreements providing a first floating charge over all assets, guarantees and postponement of claims to a maximum of $1,570,000 from the Company and its subsidiaries, guarantees from affiliated companies up to $539,000, assignment of life insurance of $1,902,000 on the lives of two key officers and assignment of fire insurance.

     Information regarding Certain Transaction will appear under the caption "Certain Transaction" in the Information Statement and is incorporated herein by reference.

Item 13.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         3.1    Articles of Incorporation of the Registrant(1)
         3.2    By-laws of Registrant(1)
         4.1    Form of Underwriters' Warrant(3)
         4.2    Form of Warrant Agreement(1)
         4.3    Specimen Common Stock Certificate(3)
         4.4    Specimen Redeemable Common Stock Purchase
                Warrant Certificate(4)
        10.2    1998 Stock Option Plan(3)
        10.4    Form of Employment Agreement with Sidney Ackerman(3)
        10.5    Form of Employment Agreement with Alan Fine(3)
        21      List of Subsidiaries of Registrant*
        99.1    Sarbanes-Oxley Certifications
        99.2    Code of Ethics and Business Conduct of Officers, Directors
                and Employees of Company
         ________________
                  * Previously filed.



     (1) Incorporated by reference from registrant's Registration Statement on Form SB-2, filed on January 22, 1998.

     (2) Incorporated by reference from registrant's Registration Statement on Form SB-2, Amendment No. 1, filed on April 23, 1998.

     (3) Incorporated by reference from registrant's Registration Statement on Form SB-2, Amendment No. 2, filed on May 28, 1998.

     (4) Incorporated by reference from registrant's Registration Statement on Form SB-2, Amendment No. 3, filed on June 11, 1998.


    (b) Reports on Form 8-K.

                None.



Item 14.    Controls and Procedures.

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ROSEDALE  DECORATIVE PRODUCTS LTD.


                                                 By/s/ SIDNEY ACKERMAN
                                                       President and Director

                                            Date: April 14,2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name                                        Position                            Date

/s/ SIDNEY ACKERMAN                 President, Director                         April 14, 2003
Sidney Ackerman

/s/ NORMAN G. MAXWELL               Director, Chief Financial Officer,          April 14, 2003
Norman G. Maxwell                   Principal Accounting Officer

/s/ KEN PAGE                        Director                                    April 14, 2003
Ken Page

/s/ JANET HENDRY                    Director                                    April 14, 2003

                                  CERTIFICATION

     I, Sidney Ackerman, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Rosedale Decorative Products Ltd.;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

April 14, 2003

/s/ SIDNEY ACKERMAN
Sidney Ackerman
President

                                  CERTIFICATION

     I, Norman G. Maxwell, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Rosedale Decorative Products Ltd.;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

April 14, 2003

/s/ NORMAN G. MAXWELL
Norman G. Maxwell
Chief Financial Officer