Form 10QSB
period 2003-03-31
ROSEDALE DECORATIVE PRODUCTS LTD
filed 2003-06-06
CIK 1051357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

     As of March 31, 2003, 2,755,514 shares of Common Stock, no par value per share, of Rosedale Decorative Products Ltd. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION



Item 1.  Financial Statements

                        ROSEDALE DECORATIVE PRODUCTS LTD.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003

                                   (Unaudited)

                        ROSEDALE DECORATIVE PRODUCTS LTD.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003

                                   (Unaudited)


                                TABLE OF CONTENTS

       Interim Consolidated Balance Sheets as of March 31, 2003
             and December 31, 2002 (historical and pro-forma)                                   2 - 3

       Interim Consolidated Statements of Operations for the three months ended
           March 31, 2003 and March 31,2002                                                         4

       Interim Pro-forma Consolidated Statements of Operations for the three
           months ended March 31, 2003                                                              5

       Interim Consolidated Statements of Cash Flows for the three months ended
           March 31, 2003 and March 31, 2002                                                    6 - 7

       Interim Consolidated Statements of Stockholders' Equity for the three months
           ended March 31, 2003 and December 31, 2002                                               8

       Condensed Notes to Interim Consolidated Financial Statements                            9 - 10

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of March 31, 2003 and December 31, 2002
(Amounts expressed in US dollars)
(Unaudited)

                                                                       2003              2002             2002
                                                                                   Historical        Pro-forma

                                                                         $                 $                $

                                                        ASSETS
       CURRENT ASSETS

           Cash                                                     755,548         1,186,436        1,168,131
           Accounts receivable                                    2,700,448         3,973,605        2,053,310
           Inventory                                              3,678,714         5,886,464        3,553,392
           Prepaid expenses and sundry assets                       101,520           332,031           80,535
           Income taxes recoverable                                  12,803                -             8,597
                                                                  ---------        ----------        ---------


                                                                  7,249,033        11,378,536        6,863,965

       LOAN RECEIVABLE FROM AFFILIATED COMPANY                       55,999            41,975           41,975

       MORTGAGES RECEIVABLE                                         336,203           312,805          312,805

       PROPERTY, PLANT AND EQUIPMENT                              2,273,812         4,279,689        2,008,906
                                                                  ---------        ----------        ---------




                                                                  9,915,047        16,013,005        9,227,651
                                                                  =========        ==========        =========






          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of March 31, 2003 and December 31, 2002
(Amounts expressed in US dollars)
(Unaudited)

                                                                       2003              2002             2002
                                                                                   Historical        Pro-forma

                                                                         $                 $                $

                                                      LIABILITIES
       CURRENT LIABILITIES

           Bank indebtedness                                      2,866,705         4,710,636        2,428,689
           Accounts payable and accrued expenses                  2,589,216         4,575,714        2,704,739
           Income tax payable                                            -              6,682               -
           Due to stockholders and directors                             -            919,427               -
                                                                  ----------       ----------        ----------

                                                                  5,455,921        10,212,459        5,133,428

       DEFERRED INCOME TAXES                                          1,908           410,624            1,775
                                                                  ----------       ----------        ----------

                                                                  5,457,829        10,623,083        5,135,203
                                                                  ----------       ----------        ----------

                                                 STOCKHOLDERS' EQUITY

       COMMON STOCK                                               5,029,355         5,029,355        5,029,355

       ADDITIONAL PAID-IN CAPITAL                                   142,314           142,314          142,314

       ACCCUMULATED OTHER COMPREHENSIVE LOSS                        (93,962)         (459,997)        (462,704)

       RETAINED EARNINGS (DEFICIT)                                 (620,489)          678,250         (616,517)
                                                                  ----------       ----------        ----------

                                                                  4,457,218         5,389,922        4,092,448
                                                                  ----------       ----------        ----------

                                                                  9,915,047        16,013,005        9,227,651
                                                                  ==========       ==========        ==========

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Operations
For the period ended March 31, 2003 and March 31, 2002
(Amounts expressed in US dollars)
(Unaudited)

                                                                             Three-months         Three-months
                                                                                     ended               ended
                                                                                 March 31,           March 31,
                                                                                      2003                2002
                                                                                                    (restated)
                                                                                        $                   $

       SALES                                                                     4,983,750           5,238,400

       COST OF SALES                                                             3,053,627           3,341,128
                                                                                -----------         -----------


       GROSS PROFIT                                                              1,930,123           1,897,272
                                                                                -----------         -----------

       OPERATING EXPENSES

           General and administrative                                              652,190             675,883
           Selling                                                                 593,347             741,392
           Design studio                                                           177,905             131,208
           Book development costs (recovery)                                        49,675             (9,410)
           Amortization                                                            356,403             286,979
                                                                                -----------         -----------

       TOTAL OPERATING EXPENSES                                                  1,829,520           1,826,052
                                                                                -----------         -----------

       OPERATING INCOME                                                            100,603              71,220

           Interest expense                                                        (59,065)            (50,449)
           Exchange gain on foreign exchange contracts                              57,355              31,104
           Loss on sale of subsidiary                                           (1,397,632)                  -
                                                                                -----------         -----------

       INCOME (LOSS) BEFORE INCOME TAXES                                        (1,298,739)             51,875

           Income taxes                                                                 -               25,093
                                                                                -----------         -----------

       NET INCOME (LOSS)                                                        (1,298,739)             26,782
                                                                                ===========         ===========

       Basic and Diluted Net Income (Loss) Per Share                                 (0.47)               0.01
                                                                                ===========         ===========

       Weighted average number of common shares
           outstanding                                                           2,755,514           2,755,514
                                                                                ===========         ===========

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Pro-Forma Interim Consolidated Statements of Operations
For the period ended March 31, 2003 and March 31, 2003 Pro-forma
(Amounts Expressed in US Dollars)
(Unaudited)

                                                               Three-months                       Three-months
                                                                      ended                              ended
                                                                  March 31,         Pro-forma        March 31,
                                                                       2003       Adjustments             2003
                                                                  Unaudited          (note 2)        Pro-forma
                                                                         $                 $                $

       SALES                                                      4,983,750        (1,941,327)        3,042,423

       COST OF SALES                                              3,053,627        (1,254,779)        1,798,848
                                                                 -----------       -----------       -----------


       GROSS PROFIT                                               1,930,123          (686,548)        1,243,575
                                                                 -----------       -----------       -----------

       OPERATING EXPENSES

           General and administrative                               652,190          (245,706)          406,484
           Selling                                                  593,347           (95,304)          498,043
           Design studio                                            177,905           (86,844)           91,061
           Book development costs                                    49,675                 -            49,675
           Amortization                                             356,403          (193,772)          162,631
                                                                 -----------       -----------       -----------

       TOTAL OPERATING EXPENSES                                   1,829,520          (621,626)        1,207,894
                                                                 -----------       -----------       -----------

       OPERATING INCOME                                             100,603           (64,922)           35,681

           Interest expense                                         (59,065)           23,028           (36,037)
           Exchange gain on foreign
                exchange contracts                                   57,355                 -            57,355
           Loss on sale of subsidiary                            (1,397,632)        1,397,632                -
                                                                 -----------       -----------       -----------

       INCOME (LOSS) BEFORE
           INCOME TAXES                                          (1,298,739)        1,355,738            56,999

           Income taxes                                                  -                  -                -
                                                                 -----------       -----------       -----------

       NET INCOME (LOSS)                                         (1,298,739)        1,355,738            56,999
                                                                 ===========       ===========       ===========
           Net earnings (loss) per Common
                share, basic and diluted                              (0.47)                               0.02
                                                                 ===========                         ===========
           Weighted average number
               of Common shares
               outstanding                                        2,755,514                           2,755,514
                                                                 ===========                         ===========

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
For the period ended March 31, 2003 and March 31, 2002
(Amounts expressed in US dollars)
(Unaudited)

                                                                           Three-months        Three-months
                                                                                     ended               ended
                                                                                 March 31,           March 31,
                                                                                      2003                2002
                                                                                                    (restated)
                                                                                        $                   $

       Cash flows from operating activities:

           Net income (Loss)                                                   (1,298,739)              26,782
                                                                               -----------            ---------


           Adjustments to reconcile net income (loss) to net cash used in operating activities:

           Loss on sale of subsidiary                                           1,397,632                    -
           Amortization of property, plant and equipment                          356,403              286,979
           Exchange gain on foreign exchange contracts                            (33,047)             (31,104)
           Increase in accounts receivable                                       (642,991)            (629,905)
           Decrease in inventory                                                  641,733              584,383
           Increase in prepaid expenses and sundry assets                          (7,001)            (220,281)
           Decrease in accounts payable and accrued expenses                     (844,510)            (157,941)
           Increase (decrease) in income taxes payable                             (3,464)              60,658
                                                                               -----------            ---------

                Total adjustments                                                 864,755             (107,211)
                                                                               -----------            ---------

           Net cash used in operating activities                                 (433,984)             (80,429)
                                                                               -----------            ---------

       Cash flows from investing activities:

           Proceeds from sale of subsidiary                                       346,899                    -
           Purchase of property, plant and equipment                             (406,582)            (191,129)
                                                                               -----------            ---------

           Net cash used in investing activities                                  (59,683)            (191,129)
                                                                               -----------            ---------

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
For the period ended March 31, 2003 and March 31, 2002
(Amounts expressed in US dollars)
(Unaudited)

                                                                             Three-months         Three-months
                                                                                     ended               ended
                                                                                 March 31,           March 31,
                                                                                      2003                2002
                                                                                                    (restated)
                                                                                        $                   $

       Cash flows from financing activities:

            (Repayment of) proceeds from bank indebtedness                         357,669           (503,273)
            Repayment of loans with affiliated companies                           (10,581)            -
            Repayment of loans to stockholders & directors                        (358,608)           (79,057)
                                                                                -----------        ------------

            Net cash used in financing activities                                  (11,520)          (582,330)
                                                                                -----------        ------------

       Effect of foreign currency exchange rate changes                             74,299             (1,612)
                                                                                -----------        ------------

       Net decrease in cash and cash equivalents                                  (430,888)          (855,500)

       Cash and cash equivalents, beginning of year                              1,186,436          1,897,453
                                                                                -----------        ------------

       End of three month period ended March 31                                    755,548          1,041,953
                                                                                ===========        ============

       Income taxes paid                                                                 -                  -
                                                                                ===========        ============

       Interest paid                                                                51,903             52,431
                                                                                ===========        ============

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of changes in Stockholders' Equity For the period ended March 31, 2003 and December 31, 2002
(Amounts expressed in US dollars)
(Unaudited)

                                    Common                                                                     Accumulated
                                     Stock       Common      Additional                                              Other
                                 Number of        Stock         Paid-in       Retained      Comprehensive       Comprehensive
                                    Shares       Amount         Capital  Earnings(deficit)   Income (loss)     Income (loss)
                                                     $               $              $                 $                 $
Balance as of December 31,
    2001                         2,755,514    5,029,355         142,314       513,892                -           (509,109)

     Foreign currency translation       -            -               -              -            49,112            49,112

     Net income for the year            -            -               -        164,358           164,358                -
                                 ---------  ------------       ---------   ------------     --------------      -----------

Balance as of December 31,
    2002                         2,755,514    5,029,355         142,314       678,250           213,470          (459,997)

Foreign currency translation            -            -               -              -           366,035           366,035

Net loss for the
     three-month period to
     March 31, 2003                     -            -               -     (1,298,739)       (1,298,739)                -
                                 ---------  ------------       ---------   ------------     --------------      -----------

Balance as of March 31,
    2003                         2,755,514    5,029,355         142,314      (620,489)         (932,704)          (93,962)
                                 =========  ============       =========   ============     ==============      ===========

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Condensed Notes to Consolidated Financial Statements
As of March 31, 2003
(Amounts expressed in US dollars)
(Unaudited)



1.       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

          The unaudited consolidated financial statements include the accounts of Rosedale Decorative Products Ltd. ("the company") and its wholly owned subsidiary, Ontario Paint and Wallpaper Limited ("Ontario").

          All material inter-company accounts and transactions have been eliminated.


2.       SALE OF SUBSIDIARY

          In July 2002, the Company filed a proxy statement with the Securities and Exchange Commission for the approval by shareholders of the sale of a wholly owned subsidiary, Rosedale Wallcoverings & Fabrics Inc. ("Rosedale") to the Chariman of the Board and Chief Executive Officer, Alan Fine. The sale received shareholder approval on March 14, 2003 and was finalized on March 24, 2003. Consequently, these consolidated financial statements include Rosedale's results of operations up to March 24, 2003. In accordance with Section 210 of Regulation S-X, a pro-forma balance sheet and statement of operations showing the impact of this transaction have been included. In summary, the transaction is as follows:

           Selling price                                    $       810,703
           Obligation assumed by Rosedale                          (728,739)
           Forgiveness of loan                                     (196,333)
           Cost of investment                                    (1,283,263)


           Loss on sale                                      $   (1,397,632)



       3.  CONTINGENCIES

          a) The company has guaranteed the mortgages of 1217576 Ontario Inc. and 966578 Ontario Inc. in the amount of $687,000 through general security agreements ranking behind the National Bank of Canada. These affiliated companies are rental properties owned by a director and stockholder. As at March 31, 2003, the indebtedness of the affiliated companies amounted to approximately $415,000.

          b) The company has issued a guarantee secured by a general security agreement for the loan made by the Laurentian Bank of Canada to 1369597 Ontario Inc. As at year-end, the indebtedness of this company amounted to $632,000. This loan was made to purchase life insurance, a portion of which represents the keyman life insurance policy for which the company is beneficiency.

          c) The company has issued standby letters of credit in favour of the Laurentian Bank of Canada in the amount of $211,000.

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

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In July 2002, the Company filed a proxy statement with the Securities and Exchange Commission for the approval by Shareholders of the sale of a wholly owned subsidiary, Rosedale Wallcoverings & Fabrics Inc. ("Rosedale") to the Chairman of the Board and Chief Executive Officer, Alan Fine. The sale received shareholder approval on March 14, 2003 and was finalized on March 24, 2003.

Results of Operation

Three months ended March 31, 2003 as compared to three months ended March 31, 2002.

Revenues for the three months ended March 31, 2003 were $4,983,750, a 4.9% decrease over prior year revenues of $5,238,400. This decrease resulted mainly from the sale of the Rosedale subsidiary on March 24, 2003 and their sales were much lower than anticipated.

Gross profits as a percentage of revenue for the three months ended March 31, 2003 was 38.7%, as compared to the same period one-year ago of 36.2%. This increase in gross profit margins can be attributed to a change in the sales mix as well as higher sales volume to the U.S.

Selling expenses have decreased by 20.0% to $593,347 for the three-month period ended March 31, 2003 as compared to $741,392 for the same period last year. This decrease relates to bin expense incurred for the Sherwin Williams stocking deal which has been fully accounted for in 2002. It also relates to reduced expenses due to the sale of the Rosedale subsidiary.

General and administrative expenses for the Company decreased by 3.5%, to $652,190 for the three months period ended March 31, 2003 from $675,883 for the three months ended March 31, 2002. Reductions were achieved due to the sale of Rosedale.

The Company develops wallpaper sample books, which are created for each collection and sold through distributors. The majority of expenditures for the creation of sample books are incurred in the quarter before the introduction of a collection. Some expenditures are incurred as early as six to eight months in advance. Revenues generated from the sales of sample books are netted from the costs incurred in the same period and the net amount is shown on the income statement. Because expenditures are made in the quarter before the launch of a collection, there is not always a matching of revenues and expenses e.g. costs for a January launch would be recorded in the previous year. The Company ensures that there are firm orders in place from customers before significant expenditures are incurred to produce the sample books. Therefore, there is little speculative risk in their production. Book development costs for the three-month period ended March 31, 2003 was $49,675 compared to revenue of $9,410 for the same period last year. This increase can be attributed to the additional subsidy required to place our books in the marketplace. The market is very competitive and retailers are looking for more concessions, especially on books. As these sample books are our silent salesperson, it is imperative that we keep our books in the marketplace and on top of the counters.

Design studio expenses for the Company increased by 35.6% to $177,905 for the three months ended March 31, 2003 versus $131,208 for the same period last year. This increase is attributable to the start-up and growth of Ontario's design studio over the past two years.

Operating income for the three months ended March 31, 2003 increased to $100,603 from $71,220 for the three months ended March 31, 2002. This relates to the increase in gross profit.

Interest expense for the Company for the three months ended March 31, 2003 increased to $59,065 from $50,449 for the three months ended March 31, 2002. This increase in interest expense is attributable to slightly higher interest rates and increased average borrowings for the quarter.

A loss on the sale of Rosedale Wallcoverings & Fabrics Inc. was recorded in the first quarter in the amount of $1,397,632. The transaction was approved by the shareholders on March 14, 2003 and finalized on March 24, 2003. As part of the transaction, the Company discharged its liability for Alan Fine's severance package in the amount of $730,000 upon his subsequent resignation as disclosed to the shareholders in the proxy statement.

The net loss for the three months ended March 31, 2003 was $1,298,739 as compared to net income of $26,782 for the three months ended March 31, 2002. This loss in 2003 was attributable to the loss on the sale of the subsidiary. However on a pro-forma basis, the Company had income for the three month ended March 31, 2003 of $56,999.

Basic and diluted loss per share for the three months ended March 31, 2003 were $0.47 (pro-forma $0.02 income per share) compared to income of $0.01 for the same period last year. Earnings per share were calculated based on the weighted average number of common shares as of March 31, 2003 and March 31, 2002 of 2,755,514 and shares.

The Company anticipates a profitable year from continuing operations in 2003, improving on the performance in 2002.

Liquidity and Capital Resources

The Company had a negative net change in cash of $430,888 for the three months ended March 31, 2003 was created by the agreement to sell the subsidiary. However the proceeds from the sale were $346,899.

Cash flows used in investing activities for the three months ending March 31, 2003 were $59,683. This reflected proceeds from the sale of Rosedale as well as planned capital addition for cylinders, designs and engravings for new collections. The purchase of cylinders was offset by the proceeds from the sale of the subsidiary. It is the Company's intention to continue to utilize a good portion of these funds to develop new product lines of wallpaper.


Item 3. CONTROLS AND PROCEDURES.

     Within the 90 days prior to the date of filing of this quarterly report on Form 10-QSB, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee, including the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

          On March 14, 2003, the Company held its annual shareholders' meeting. The following actions were taken:

          o The shareholders elected Sidney Ackerman, Alan Fine, Norman Maxwell, Ken Page and Janet Hendry to serve as directors until the next annual meeting;

          o The shareholders approved the sale of the Company's wholly-owned subsidiary, Rosedale Wallcoverings & Fabrics Inc. to Alan Fine, the Company's Chief Executive Officer and Chairman of the Board; and

          o The shareholders ratified the Board of Directors' selection of Schwartz Levitsky Feldman as the Company's independent auditors for the fiscal year ending December 31, 2002.

Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) Reports on Form 8-K

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ROSEDALE DECORATIVE PRODUCTS LTD.


Date:    June 6, 2003                         By:    /s/Sidney Ackerman
                                                     Sidney Ackerman
                                                     President

Date:    June 6, 2003                         By:    /s/Norman G. Maxwell
                                                     Norman G. Maxwell
                                                     Chief Financial Officer

                                 CERTIFICATIONS

     I, Sidney Ackerman, President of Rosedale Decorative Products, Ltd., certify that:

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

     Date:  June 6, 2003                    /s/ SIDNEY ACKERMAN
                                                Sidney Ackerman
                                                 President

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

     Date:  June 6, 2003                    /s/ Norman Maxwell
                                                Norman Maxwell,
                                                Chief Financial Officer,
                                                Secretary and Treasurer