Form 10QSB
period 2003-06-30
ROSEDALE DECORATIVE PRODUCTS LTD
filed 2003-08-18
CIK 1051357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2003

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

     As of June 30, 2003, 2,755,214 shares of Common Stock, no par value per share, of Rosedale Decorative Products Ltd. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION



Item 1.  Financial Statements



                        ROSEDALE DECORATIVE PRODUCTS LTD.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003

                                   (Unaudited)

                        ROSEDALE DECORATIVE PRODUCTS LTD.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003

                                   (Unaudited)


                                TABLE OF CONTENTS

       Interim Consolidated Balance Sheets as of June 30, 2003
             and December 31, 2002 (historical and pro-forma)                                            2 - 3

       Interim Consolidated Statements of Operations for the three months ended
           June 30, 2003 and June 30,2002                                                                  4

       Interim Consolidated Statements of Operations for the six months ended
           June 30, 2003 and June 30,2002                                                                  5

       Interim Pro-forma Consolidated Statements of Operations for the six
           months ended June 30, 2003                                                                      6

       Interim Consolidated Statements of Cash Flows for the six months ended
           June 30, 2003 and June 30, 2002                                                               7 - 8

       Interim Consolidated Statements of Stockholders' Equity for the six months
           ended June 30, 2003 and December 31, 2002                                                       9

       Condensed Notes to Interim Consolidated Financial Statements                                       10

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of June 30, 2003 and December 31, 2002
(Amounts expressed in US dollars)
(Unaudited)

                                                                       2003              2002             2002
                                                                                   Historical        Pro-forma

                                                                         $                 $                $

                                              ASSETS
       CURRENT ASSETS
           Cash                                                   1,022,335         1,186,436        1,168,131
           Accounts receivable                                    2,515,341         3,973,605        2,053,310
           Inventory                                              3,890,423         5,886,464        3,553,392
           Prepaid expenses and sundry assets                        90,203           332,031           80,535
           Income taxes recoverable                                  25,415                -             8,597
                                                                --------------    --------------   --------------

                                                                  7,543,717        11,378,536        6,863,965

       LOAN RECEIVABLE FROM AFFILIATED COMPANY                       72,375            41,975           41,975

       MORTGAGES RECEIVABLE                                         366,218           312,805          312,805

       PROPERTY, PLANT AND EQUIPMENT                              2,448,563         4,279,689        2,008,906
                                                                --------------    --------------   --------------




                                                                 10,430,873        16,013,005        9,227,651
                                                                --------------    --------------   --------------


          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of June 30, 2003 and December 31, 2002
(Amounts expressed in US dollars)
(Unaudited)

                                                                       2003              2002             2002
                                                                                   Historical        Pro-forma

                                                                         $                 $                $

                                                      LIABILITIES
       CURRENT LIABILITIES
           Bank indebtedness                                      3,363,822         4,710,636        2,428,689
           Accounts payable and accrued expenses                  2,614,892         4,575,714        2,704,739
           Income tax payable                                             -             6,682                -
           Due to stockholders and directors                              -           919,427                -
                                                                --------------    --------------   --------------

                                                                  5,978,714        10,212,459        5,133,428

       DEFERRED INCOME TAXES                                          2,078           410,624            1,775
                                                                --------------    --------------   --------------

                                                                  5,980,792        10,623,083        5,135,203
                                                                --------------    --------------   --------------

                                                 STOCKHOLDERS' EQUITY

       COMMON STOCK                                               5,171,627         5,029,355        5,029,355

       ADDITIONAL PAID-IN CAPITAL                                         -           142,314          142,314

       ACCCUMULATED OTHER COMPREHENSIVE
           INCOME (LOSS)                                            324,019          (459,997)        (462,704)

       RETAINED EARNINGS (DEFICIT)                               (1,045,565)          678,250         (616,517)
                                                                --------------    --------------   --------------

                                                                  4,450,081         5,389,922        4,092,448
                                                                --------------    --------------   --------------

                                                                 10,430,873        16,013,005        9,227,651
                                                                ==============    ==============   ==============

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Operations
For the period ended June 30, 2003 and June 30, 2002
(Amounts expressed in US dollars)
(Unaudited)

                                                                             Three-months         Three-months
                                                                                     ended               ended
                                                                                  June 30,            June 30,
                                                                                      2003                2002
                                                                                                    (restated)
                                                                                        $                   $
       SALES                                                                     2,674,444           6,015,427

       COST OF SALES                                                             1,597,620           3,447,791
                                                                               -------------       ------------

       GROSS PROFIT                                                              1,076,824           2,567,636
                                                                               -------------       ------------

       OPERATING EXPENSES

           General and administrative                                              528,906             713,593
           Selling                                                                 526,176             805,382
           Design studio                                                           129,487             190,915
           Book development costs (recovery)                                        53,482             (64,278)
           Amortization                                                            182,514             380,300
                                                                               -------------       ------------

       TOTAL OPERATING EXPENSES                                                  1,420,565           2,025,912
                                                                               -------------       ------------

       OPERATING INCOME (LOSS)                                                    (343,741)            541,724

           Interest expense                                                        (46,038)            (57,906)
           Exchange gain on foreign exchange contracts                              18,240              95,001

                                                                               -------------       ------------

       INCOME (LOSS) BEFORE INCOME TAXES                                          (371,539)            578,819

           Income taxes                                                                  -             196,837
                                                                               -------------       ------------

       NET INCOME (LOSS)                                                          (371,539)            381,982
                                                                               =============       ============

       Basic and Diluted Net Income (Loss) Per Share                                 (0.14)               0.14
                                                                               =============       ============

       Weighted average number of common shares
           outstanding                                                           2,755,385           2,755,514
                                                                               =============       ============

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Operations
For the period ended June 30, 2003 and June 30, 2002
(Amounts expressed in US dollars)
(Unaudited)

                                                                               Six-months           Six-months
                                                                                     ended               ended
                                                                                  June 30,            June 30,
                                                                                      2003                2002
                                                                                                    (restated)
                                                                                        $                   $

       SALES                                                                     7,658,194          11,253,827

       COST OF SALES                                                             4,651,247           6,788,919


       GROSS PROFIT                                                              3,006,947           4,464,908
                                                                               ------------         ------------

       OPERATING EXPENSES

           General and administrative                                            1,181,096           1,389,476
           Selling                                                               1,119,523           1,546,774
           Design studio                                                           307,392             322,123
           Book development costs (recovery)                                       103,157            (73,688)
           Amortization                                                            538,917             667,279
                                                                               ------------         ------------

       TOTAL OPERATING EXPENSES                                                  3,250,085           3,851,964
                                                                               ------------         ------------

       OPERATING INCOME (LOSS)                                                    (243,138)            612,944

           Interest expense                                                       (105,103)           (108,355)
           Exchange gain on foreign exchange contracts                              75,595             126,105
           Loss on sale of subsidiary                                           (1,451,169)                  -
                                                                               ------------         ------------

       INCOME (LOSS) BEFORE INCOME TAXES                                        (1,723,815)            630,694

           Income taxes                                                                  -             221,930
                                                                               ------------         ------------

       NET INCOME (LOSS)                                                        (1,723,815)            408,764
                                                                               ============         ============

       Basic and Diluted Net Income (Loss) Per Share                                 (0.63)               0.15
                                                                               ============         ============

       Weighted average number of common shares
           outstanding                                                           2,755,449           2,755,514
                                                                               ============         ============



          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Pro-Forma Interim Consolidated Statements of Operations
For the period ended June 30, 2003 and June 30, 2003 Pro-forma
(Amounts Expressed in US Dollars)
(Unaudited)

                                                                 Six-months                         Six-months
                                                                      ended                              ended
                                                                   June 30,         Pro-forma         June 30,
                                                                       2003       Adjustments             2003
                                                                  Unaudited          (note 2)        Pro-forma
                                                                 ------------     ------------      ------------
                                                                         $                 $                $
       SALES                                                      7,658,194       (2,015,691)        5,642,503

       COST OF SALES                                              4,651,247       (1,302,844)        3,348,403


       GROSS PROFIT                                               3,006,947         (712,847)        2,294,100
                                                                 ------------     ------------      ------------

       OPERATING EXPENSES

           General and administrative                             1,181,096         (255,118)          925,978
           Selling                                                1,119,523          (98,955)        1,020,568
           Design studio                                            307,392          (90,171)          217,221
           Book development costs                                   103,157                -           103,157
           Amortization                                             538,917         (201,195)          337,722
                                                                 ------------     ------------      ------------

       TOTAL OPERATING EXPENSES                                   3,250,085         (645,439)        2,604,646
                                                                 ------------     ------------      ------------

       OPERATING LOSS                                              (243,138)         (67,408)         (310,546)

           Interest expense                                        (105,103)          23,910           (81,193)
           Exchange gain on foreign
                exchange contracts                                   75,595                -            75,595
           Loss on sale of subsidiary                            (1,451,169)       1,451,169                 -
                                                                 ------------     ------------      ------------

       LOSS  BEFORE
           INCOME TAXES                                          (1,723,815)       1,407,671          (316,144)

           Income taxes                                                   -                -                 -
                                                                 ------------     ------------      ------------

       NET LOSS                                                  (1,723,815)       1,407,671          (316,144)
                                                                 ============     ============      ============
           Net loss per Common
                share, basic and diluted                              (0.63)                             (0.11)
                                                                 ============                       ============
           Weighted average number
               of Common shares
               outstanding                                        2,755,449                          2,755,449
                                                                 ============                       ============



          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
For the period ended June 30, 2003 and June 30, 2002
(Amounts expressed in US dollars)
(Unaudited)

                                                                                Six-months          Six-months
                                                                                     ended               ended
                                                                                  June 30,            June 30,
                                                                                      2003                2002
                                                                                                    (restated)
                                                                                      $                   $
       Cash flows from operating activities:

           Net income (Loss)                                                    (1,723,815)            408,764
                                                                               ------------        ------------

           Adjustments to reconcile net income (loss) to net cash used in operating activities:

           Loss on sale of subsidiary                                            1,451,169                   -
           Amortization of property, plant and equipment                           538,917             667,279
           Exchange gain on foreign exchange contracts                             (50,356)           (126,105)
           Increase in accounts receivable                                        (272,673)         (1,179,938)
           Decrease in inventory                                                   774,472             104,243
           (Increase) decrease in prepaid expenses and sundry assets                11,618              (9,916)
           Increase (decrease) in accounts payable and accrued expenses         (1,051,233)            800,783
           Increase (decrease) in income taxes payable                             (14,224)            238,356
                                                                               ------------        ------------

                Total adjustments                                                1,387,690             494,702
                                                                               ------------        ------------

           Net cash provided by (used in) operating activities                    (336,125)            903,466
                                                                               ------------        ------------

       Cash flows from investing activities:

           Proceeds from sale of subsidiary                                        360,188                   -
           Purchase of property, plant and equipment                              (564,842)           (758,527)
                                                                               ------------        ------------

           Net cash used in investing activities                                  (204,654)           (758,527)
                                                                               ------------        ------------

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
For the period ended June 30, 2003 and June 30, 2002
(Amounts expressed in US dollars)
(Unaudited)

                                                                               Six-months         Six-months
                                                                                     ended               ended
                                                                                  June 30,            June 30,
                                                                                      2003                2002
                                                                                                    (restated)
                                                                                        $                   $
       Cash flows from financing activities:

            (Repayment of) proceeds from bank indebtedness                          594,876           (461,993)
            Loans to affiliated company                                             (21,529)                 -
            Purchase of Treasury Stock                                                  (42)                 -
            Repayment of loans to stockholders & directors                         (372,345)          (156,081)
                                                                                ------------        ------------

            Net cash provided by (used in) financing activities                     200,960           (618,074)
                                                                                ------------        ------------

       Effect of foreign currency exchange rate changes                             175,738             77,760
                                                                                ------------        ------------

       Net decrease in cash and cash equivalents                                   (164,081)          (395,375)

       Cash and cash equivalents, beginning of year                               1,186,436          1,897,453
                                                                                ------------        ------------

       End of six month period ended June 30                                      1,022,355          1,502,078
                                                                                ============        ============

       Income taxes paid                                                                  -                  -
                                                                                ============        ============

       Interest paid                                                                105,103            133,906
                                                                               ============        ============


          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of changes in Stockholders' Equity For the period ended June 30, 2003 and December 31, 2002
(Amounts expressed in US dollars)
(Unaudited)

                                    Common                                                                       Accumulated
                                     Stock       Common       Additional                                               Other
                                 Number of        Stock         Paid-in        Retained      Comprehensive     Comprehensive
                                    Shares       Amount         Capital    Earnings(deficit)                    Income (loss)
                              --------------  -------------- -------------- ---------------  ------------     --------------
                                                      $               $              $                 $                $

Balance as of December 31,
   2001                          2,755,514     5,029,355          142,314       513,892                  -         (509,109)

   Foreign currency translation          -             -                -             -             49,112           49,112

   Net income for the year               -             -                -       164,358            164,358                -
                              --------------  -------------- -------------- ---------------  ------------     --------------

Balance as of December 31,
   2002                          2,755,514     5,029,355          142,314       678,250            213,470         (459,997)

Foreign currency translation             -             -                -             -            784,016          784,016

Purchase of Treasury Stock            (300)          (42)               -             -                  -
                     -

Expiration of Stock Warrants             -       142,314         (142,314)            -                                   -
                    -

Net loss for the
   six-month period to
   June 30, 2003                         -             -                -    (1,723,815)        (1,723,815)               -
                              --------------  -------------- -------------- ---------------  ------------     --------------

Balance as of June 30,
    2003                         2,755,214     5,171,627                -    (1,045,565)         (939,799)          324,019
                              --------------  -------------- -------------- ---------------  ------------     --------------


          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Condensed Notes to Consolidated Financial Statements
As of June 30, 2003
(Amounts expressed in US dollars)
(Unaudited)



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

               Selling price                                  $       841,759
               Obligation assumed by Rosedale                        (756,654)
               Forgiveness of loan                                   (203,853)
               Cost of investment                                  (1,332,421)
                                                              -----------------

               Loss on sale                                   $    (1,451,169)
                                                              =================


          3.   CONTINGENCIES

               a) The company has guaranteed the mortgages of 1217576 Ontario Inc. and 966578 Ontario Inc. in the amount of $687,000 through general security agreements ranking behind the National Bank of Canada. These affiliated companies are rental properties owned by a director and stockholder. As at June 30, 2003, the indebtedness of the affiliated companies amounted to approximately $415,000.

               b) The company has issued a guarantee secured by a general security agreement for the loan made by the Laurentian Bank of Canada to 1369597 Ontario Inc. As at year-end, the indebtedness of this company amounted to $632,000. This loan was made to purchase life insurance, a portion of which represents the keyman life insurance policy for which the company is beneficiency.

               c) The company has issued standby letters of credit in favour of the Laurentian Bank of Canada in the amount of $211,000 to guarantee the debt of a related party.

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

Results of Operation

Three months ended June 30, 2003 as compared to three months ended June 30, 2002.

Revenues for the three months ended June 30, 2003 were $2,674,444, a 55.5% decrease over prior year revenues of $6,015,427. This decrease resulted mainly from the sale of the Rosedale subsidiary on March 24, 2003 and there were no sales reported for the second quarter for this subsidiary. Also, the second quarter showed a significant decline in wallpaper sales for the whole industry in North America.

Gross profits as a percentage of revenue for the three months ended June 30, 2003 was 40.3%, as compared to the same period one-year ago of 42.7%. This decrease in gross profit margins can be attributed to a change in the sales mix relating to the sale of the Rosedale subsidiary as well as lower sales volume to the U.S.

Selling expenses have decreased by 34.7% to $526,176 for the three-month period ended June 30, 2003 as compared to $805,382 for the same period last year. This decrease relates to reduced expenses due to the sale of the Rosedale subsidiary.

General and administrative expenses for the Company decreased by 25.9%, to $528,906 for the three months period ended June 30, 2003 from $713,593 for the three months ended June 30, 2002. Reductions were achieved due to the sale of Rosedale.

The Company develops wallpaper sample books, which are created for each collection and sold through distributors. The majority of expenditures for the creation of sample books are incurred in the quarter before the introduction of a collection. Some expenditures are incurred as early as six to eight months in advance. Revenues generated from the sales of sample books are netted from the costs incurred in the same period and the net amount is shown on the income statement. Because expenditures are made in the quarter before the launch of a collection, there is not always a matching of revenues and expenses e.g. costs for a January launch would be recorded in the previous year. The Company ensures that there are firm orders in place from customers before significant expenditures are incurred to produce the sample books. Therefore, there is little speculative risk in their production. Book development costs for the three-month period ended June 30, 2003 was $53,482 compared to revenue of $64,278 for the same period last year. This increase in expenses can be attributed to the additional subsidy required to place our books in the marketplace. The market is very competitive and retailers are looking for more concessions, especially on books. As these sample books are our silent salesperson, it is imperative that we keep our books in the marketplace and on top of the counters.

Design studio expenses for the Company decreased by 32.2% to $129,487 for the three months ended June 30, 2003 versus $190,915 for the same period last year. This decrease relates to reduced expenses due to the sale of the Rosedale subsidiary.

Operating loss for the three months ended June 30, 2003 was $343,741 as compared to an operating income of $541,724 for the three months ended June 30, 2002. This relates to the reduction in revenues for the quarter.

Interest expense for the Company for the three months ended June 30, 2003 decreased to $46,038 from $57,906 for the three months ended June 30, 2002. This decrease in interest expense is attributable to the reduction in debt resulting from the sale of the Rosedale subsidiary.

The net loss for the three months ended June 30, 2003 was $425,076 as compared to net income of $578,819 for the three months ended June 30, 2002. This loss for the period is attributable to the reduction in sales and lower margins.

Basic and diluted loss per share for the three months ended June 30, 2003 were $0.14 compared to income of $0.14 for the same period last year. Earnings per share were calculated based on the weighted average number of common shares as of June 30, 2003 of 2,755,385 and June 30, 2002 of 2,755,514 and shares.




Six months ended June 30, 2003 as compared to six months ended June 30, 2002.

Revenues for the six months ended June 30, 2003 were $7,658,194, a 32% decrease over prior year revenues of $11,253,827. This decrease resulted mainly from the sale of the Rosedale subsidiary on March 24, 2003 and there were no sales reported for the second quarter for this subsidiary. The whole industry in North America has seen a significant decline in wallpaper sales over the past few months.

Gross profits as a percentage of revenue for the six months ended June 30, 2003 was 39.3%, as compared to the same period one-year ago of 39.7%. This slight decrease in gross profit margins can be attributed to lower sales volume to the U.S.

Selling expenses have decreased by 27.6% to $1,119,523 for the six-month period ended June 30, 2003 as compared to $1,546,774 for the same period last year.
This decrease relates to reduced expenses due to the sale of the Rosedale subsidiary.

General and administrative expenses for the Company decreased by 15%, to $1,181,096 for the six month period ended June 30, 2003 from $1,389,476 for the six months ended June 30, 2002. Once again, reductions were achieved due to the sale of Rosedale.

Book development costs for the six-month period ended June 30, 2003 was $103,157 compared to revenue of $73,688 for the same period last year. This increase in expenses can be attributed to the additional subsidy required to place our books in the marketplace. As the Ontario division is a distributor as well as a converter of wallpaper, it is imperative that we keep our books in the marketplace. The market is very competitive and retailers are looking for more concessions, especially on the cost of books.

Design studio expenses for the Company decreased by 4.6% to $307,392 for the six months ended June 30, 2003 versus $322,123 for the same period last year. This decrease relates to reduced expenses due to the sale of the Rosedale subsidiary offset by an increase in expenses in the Ontario studio.

Operating loss for the six months ended June 30, 2003 was $243,138 as compared to an operating income of $612,944 for the six months ended June 30, 2002. This relates to the reduction in revenues and increased book development costs.

Interest expense for the Company for the six months ended June 30, 2003 decreased to $105,103 from $108,355 for the six months ended June 30, 2002. This small decrease in interest expense is attributable to the reduction in debt resulting from the sale of the Rosedale subsidiary and increased borrowings required for working capital.

A loss on the sale of Rosedale Wallcoverings & Fabrics Inc. was recorded in the first quarter in the amount of $1,451,169. The transaction was approved by the shareholders on March 14, 2003 and finalized on March 24, 2003. As part of the transaction, the Company discharged its liability for Alan Fine's severance package in the amount of $730,000 upon his subsequent resignation as disclosed to the shareholders in the proxy statement.

The net loss for the six months ended June 30, 2003 was $1,723,815 as compared to net income of $408,764 for the six months ended June 30, 2002. This loss for the period is attributable to the reduction in sales, lower margins and the loss on the sale of the Rosedale subsidiary.

Basic and diluted loss per share for the six months ended June 30, 2003 were $0.63 (proforma $0.11 loss per share) compared to income of $0.15 for the same period last year. Earnings per share were calculated based on the weighted average number of common shares as of June 30, 2003 of 2,755,449 and June 30, 2002 of 2,755,514 and shares.

Liquidity and Capital Resources

The Company had a negative net change in cash of $164,081 for the six months ended June 30, 2003, which was created by the agreement to sell the subsidiary. However the proceeds from the sale were $360,188.

Cash flows used in investing activities for the six months ending June 30, 2003 were $204,654. This reflected proceeds from the sale of Rosedale as well as planned capital addition for cylinders, designs and engravings for new collections. The purchase of cylinders was partially offset by the proceeds from the sale of the subsidiary. It is the Company's intention to continue to utilize a good portion of these funds to develop new product lines of wallpaper.


Item 3. CONTROLS AND PROCEDURES.


    (a) The Chief Executive Officer and the Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company's system of disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days prior to the filing of this Form 10-QSB. As a result of that evaluation, they have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

    (b) There have been no significant changes in the Company's system of internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. There were no discoveries of any significant deficiencies or material weaknesses in such controls that would require the Company to take corrective actions.

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


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

Exhibit   31.1  -   Certification   of  CEO  pursuant  to  Section  302  of  the
Sarbanes-Oxley Act of 2002

Exhibit   31.2  -   Certification   of  CFO  pursuant  to  Section  302  of  the
Sarbanes-Oxley Act of 2002

Exhibit   32.1  -   Certification   of  CEO  pursuant  to  Section  906  of  the
Sarbanes-Oxley Act of 2002

Exhibit   32.2  -   Certification   of  CFO  pursuant  to  Section  906  of  the
Sarbanes-Oxley Act of 2002


         (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on June 6, 2003.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ROSEDALE DECORATIVE PRODUCTS LTD.


Date:    August 14, 2003              By:    /s/Sidney Ackerman
                                             -------------------
                                             Sidney Ackerman
                                             President

Date:    August 14, 2003               By:   /s/Norman G. Maxwell
                                             -------------------
                                             Norman G. Maxwell
                                             Chief Financial Officer