Form 10QSB
period 2003-09-30
ROSEDALE DECORATIVE PRODUCTS LTD
filed 2003-11-14
CIK 1051357

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

                               SEPTEMBER 30, 2002

                                   (Unaudited)


                                TABLE OF CONTENTS

       Interim Consolidated Balance Sheets as of September 30, 2002 and
        December 31, 2001                                                                                  2 - 3

       Interim Consolidated Statements of Operations for the three months ended
        September 30, 2002 and September 30,2001                                                             4

       Interim Consolidated Statements of Operations for the nine months ended
        September 30, 2002 and September 30,2001                                                             5

       Interim Consolidated Statements of Cash Flows for the nine months ended
       September 30, 2002 and September 30, 2001                                                           6 - 7

       Interim Consolidated Statements of Stockholders' Equity for the nine months
        ended September 30, 2002 and December 31, 2001                                                       8

       Condensed Notes to Interim Consolidated Financial Statements                                       9 - 10

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of September 30, 2002 and December 31, 2001
(Amounts expressed in US dollars)
(Unaudited)
                                           2002           2001
                                             $              $

                           ASSETS
       CURRENT ASSETS

    Cash .............................    1,079,768    1,897,453
    Accounts receivable ..............    4,529,918    3,811,530
    Inventory ........................    4,754,902    5,616,597
    Prepaid expenses and sundry assets      323,194      368,718
    Income taxes recoverable .........       19,891       41,858

                                         ----------   ----------
                                         10,707,673   11,736,155



    MORTGAGES RECEIVABLE .............      310,912      309,819

PROPERTY, PLANT AND EQUIPMENT ........    3,818,855    3,675,749


                                          ---------   ----------





                                         14,837,440   15,721,723
                                         ==========   ==========

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of September 30, 2002 and December 31, 2001
(Amounts expressed in US dollars)
(Unaudited)

                                                                     2002          2001

                                                                      $              $

                                               LIABILITIES
CURRENT LIABILITIES
    Bank indebtedness ........................................     4,981,414      4,886,846
    Accounts payable and accrued expenses ....................     3,460,543      4,226,715
           Due to Stockholders & Directors ...................       932,483      1,150,573
                                                                  -----------    -----------

                                                                   9,374,440     10,264,134



DEFERRED INCOME TAXES ........................................       282,132        281,140
                                                                  -----------    -----------

                                                                   9,656,572     10,545,274
                                                                  -----------    -----------

                                          STOCKHOLDERS' EQUITY

COMMON STOCK .................................................     5,029,355      5,029,355

ADDITIONAL PAID-IN CAPITAL ...................................       142,314        142,314

ACCUMULATED OTHER COMPREHENSIVE LOSS .........................      (546,711)      (565,122)

RETAINED EARNINGS ............................................       555,910        569,902
                                                                  -----------    -----------

                                                                   5,180,868      5,176,449
                                                                  -----------    -----------

                                                                  14,837,440     15,721,723
                                                                  ===========    ===========

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Operations
For the period ended September 30
(Amounts expressed in US dollars)
(Unaudited)
                                                Three-months   Three-months
                                                   Ended          Ended
                                                September 30,   September 30,
                                                    2002           2001

                                                      $             $

SALES .........................................    5,286,780     4,371,365

COST OF SALES .................................    3,460,221     2,766,296
                                                  -----------   -----------

GROSS PROFIT ..................................    1,826,559     1,605,069
                                                  -----------   -----------

OPERATING EXPENSES

    General and administrative ................      605,699       670,177
    Selling ...................................    1,047,700       763,883
    Design studio .............................      141,458        64,681
    Book development costs ....................       31,745          (330)
    Amortization ..............................      324,345       237,674
                                                  -----------   -----------

TOTAL OPERATING EXPENSES ......................    2,150,947     1,736,085
                                                  -----------   -----------

OPERATING INCOME (LOSS) .......................     (324,388)     (131,016)

    Interest expense ..........................      (73,692)     (106,692)
    Exchange loss on Foreign Exchange Contracts     (200,046)     (109,445)
                                                  -----------   -----------

LOSS BEFORE INCOME TAXES ......................     (598,126)     (347,153)

    Income taxes recoverable ..................      221,930          --
                                                  -----------   -----------

NET LOSS ......................................     (376,196)     (347,153)
                                                  ===========   ===========

Basic and diluted Net Loss Per Share ..........        (0.14)        (0.13)
                                                  ===========   ===========

Weighted average number of common shares
    Outstanding ...............................    2,755,514     2,755,514
                                                  ===========   ===========

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Operations
For the period ended September 30
(Amounts expressed in US dollars)
(Unaudited)

                                                  Nine-months    Nine-months
                                                    Ended          ended
                                                  September 30,  September 30,
                                                     2002           2001

                                                      $              $
SALES .........................................    16,540,607     13,504,124

COST OF SALES .................................    10,181,356      7,797,261
                                                  ------------    ------------

GROSS PROFIT ..................................     6,359,251      5,706,863
                                                  ------------    ------------

OPERATING EXPENSES

    General and administrative ................     1,995,175      2,026,374
    Selling ...................................     2,594,474      2,395,613
    Design studio .............................       577,925        404,318
    Book development costs ....................       (41,943)        50,504
    Amortization ..............................       991,624        713,485
                                                  ------------    ------------

TOTAL OPERATING EXPENSES ......................     6,117,255      5,590,294
                                                  ------------    ------------

OPERATING INCOME ..............................       241,996        116,569

    Interest expense ..........................      (182,047)      (352,857)
    Exchange loss on Foreign Exchange Contracts       (73,941)      (292,190)
                                                  ------------    ------------

 LOSS BEFORE INCOME TAXES .....................       (13,992)      (528,478)

    Income taxes ..............................          --             --
                                                  ------------    ------------

NET LOSS ......................................       (13,992)      (528,478)
                                                  ============    ============

Basic and diluted Net Loss Per Share ..........         (0.01)         (0.19)
                                                  ============    ============

Weighted average number of common shares
    Outstanding ...............................     2,755,514      2,758,831
                                                  ============    ============

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

                                                                    Nine-months ended  Nine-months ended
                                                                       September 30       September 30,
                                                                           2002              2001

                                                                              $              $

       Cash flows from operating activities:

           Net Loss ......................................................    (13,992)       (528,478)
                                                                           ------------    ------------

           Adjustments to reconcile net loss to net cash used in operating activities:

           Amortization of property, plant and equipment .................    991,624         637,537
           Amortization of deferred product costs ........................         --         325,422
           Exchange loss on foreign exchange contracts ...................     73,941         292,190
Increase in accounts receivable ..........................................   (712,437)       (663,463)
           Decrease (increase) in inventory ..............................    890,884        (304,052)
           Decrease in prepaid expenses and sundry assets ................     47,323         390,508
           Decrease in accounts payable and accrued expenses .............   (863,331)       (792,334)
           Increase in income taxes payable/recoverable ..................     22,350           2,082
                                                                           ------------    ------------

                Total adjustments ........................................    450,354        (112,110)
                                                                           ------------    ------------

           Net cash provide by (used in) operating activities ............    436,362        (640,588)
                                                                           ------------    ------------

       Cash flows from investing activities:

           Deferred product costs incurred ...............................         --        (286,214)
           Purchases of property, plant and equipment .................... (1,123,145)       (779,172)
                                                                           ------------    ------------

           Net cash used in investing activities ......................... (1,123,145)     (1,065,386)
                                                                           ------------    ------------

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

                                                       Nine-months ended  Nine-months ended
                                                          September 30,       September 30,
                                                             2002                2001

                                                              $                   $

Cash flows from financing activities:
     Proceeds from bank indebtedness ...................       78,148         416,906
     Repayment of loans with affiliated companies ......     (224,512)         (3,999)
     Purchase for Treasury Stock .......................         --            (8,728)
     Repayment of from directors loans .................         --           (33,354)
     Repayment of Long Term Debt .......................         --          (130,005)
                                                            -----------     -----------

     Net cash provided by (used in) financing activities     (146,364)        240,820
                                                            -----------     -----------

Effect of foreign currency exchange rate changes .......       15,462         (89,059)
                                                            -----------     -----------

Net decrease in cash and cash equivalents ..............     (817,685)     (1,554,213)

Cash and cash equivalents, January 1 ...................    1,897,453       2,524,394
                                                            -----------     -----------

End of nine month period ended September 30 ............    1,079,768         970,181
                                                            ===========     ===========

Income taxes paid ......................................       30,671          22,681
                                                            ===========     ===========

Interest paid ..........................................      203,250         316,464
                                                            ===========     ===========

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of changes in Stockholders' Equity (Amounts expressed in US dollars)
(Unaudited)

                                  Common                                                                Accumulated
                                   Stock       Common       Additional                                      Other
                                Number of      Stock         Paid-in      Retained     Comprehensive      Comprehensive
                                  Shares       Amount        Capital      Earnings      Income (loss)     Income (loss)
                               ------------  ------------   ------------  ------------  ----------------- ---------------
                                                      $              $             $            $                $
     Balance as of December 31,
         2000                     2,764,314     5,038,083        142,314     2,002,846              -          (195,670)

     Purchase of treasury stock      (8,800)       (8,728)             -             -              -                 -
     Foreign currency translation         -             -              -             -       (369,452)         (369,452)

        Net loss for the year             -             -              -    (1,432,944)    (1,432,944)                -


     Balance as of December 31,
         2001                     2,755,514     5,029,355        142,314       569,902     (1,802,396)         (565,122)



     Foreign currency translation         -             -              -             -         18,411            18,411

     Net loss for the
         nine-month period to
         September 30, 2002               -             -              -       (13,992)       (13,992)                -



     Balance as of September,
         2002                     2,755,514     5,029,355        142,314       555,910          4,419          (546,711)

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

         None

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 31.1    Certification of Principal Executive Officer
              Exhibit 31.2    Certification of Principal Financial Officer
              Exhibit 32.1    Certification Pursuant to 18 U.S.C. Section 1350
              Exhibit 32.2    Certification Pursuant to 18 U.S.C. Section 1350




         (b) Reports on Form 8-K

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ROSEDALE DECORATIVE PRODUCTS LTD.


Date:    November 12, 2002                  By:/s/Alan Fine
                                               ---------------------------------
                                                 Alan Fine,
                                                 Chief Executive Officer

Date:    November 12, 2002                  By:/s/Norman G. Maxwell
                                               ---------------------------------
                                                  Norman G. Maxwell,
                                                  Chief Financial Officer,
                                                  Secretary and Treasurer