Form 10QSB/A
period 2003-09-30
ROSEDALE DECORATIVE PRODUCTS LTD
filed 2003-12-11
CIK 1051357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2003

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

     As of September 30, 2003, 2,755,214 shares of Common Stock, no par value per share, of Rosedale Decorative Products Ltd. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements


                        ROSEDALE DECORATIVE PRODUCTS LTD.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                                   (Unaudited)

                        ROSEDALE DECORATIVE PRODUCTS LTD.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                                   (Unaudited)


                                TABLE OF CONTENTS

       Interim Consolidated Balance Sheets as of September 30, 2003
         and December 31, 2002 (historical and pro-forma)                                     2 - 3

       Interim Consolidated Statements of Operations for the three months ended
         September 30, 2003 and September 30,2002                                                 4

       Interim Consolidated Statements of Operations for the nine months ended
         September 30, 2003 and September 30,2002                                                 5

       Interim Pro-forma Consolidated Statements of Operations for the nine
         months ended September 30, 2003                                                          6

       Interim Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2003 and September 30, 2002                                            7 - 8

       Interim Consolidated Statements of Stockholders' Equity for the nine months
         ended September 30, 2003 and December 31, 2002                                           9

       Condensed Notes to Interim Consolidated Financial Statements                              10

                                        1

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of September 30, 2003 and December 31, 2002
(Amounts expressed in US dollars)
(Unaudited)

                                                                       2003              2002             2002
                                                                                   Historical        Pro-forma
                                                                        $              $                 $

                                                        ASSETS
       CURRENT ASSETS

           Cash                                                     769,901         1,186,436        1,168,131
           Accounts receivable                                    2,688,104         3,973,605        2,053,310
           Inventory                                              3,955,757         5,886,464        3,553,392
           Prepaid expenses and sundry assets                        45,428           332,031           80,535
           Income taxes recoverable                                  31,826                -             8,597
                                                                 -----------       -----------       ----------

                                                                  7,491,016        11,378,536        6,863,965

       LOAN RECEIVABLE FROM AFFILIATED COMPANY                       82,604            41,975           41,975

       MORTGAGES RECEIVABLE                                         365,567           312,805          312,805

       PROPERTY, PLANT AND EQUIPMENT                              2,535,500         4,279,689        2,008,906
                                                                 -----------       -----------      -----------
                                                                 10,474,687        16,013,005        9,227,651
                                                                 ===========       ===========      ===========

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of September 30, 2003 and December 31, 2002
(Amounts expressed in US dollars)
(Unaudited)

                                                                       2003              2002             2002
                                                                                   Historical        Pro-forma
                                                                        $              $                 $

                                                      LIABILITIES
       CURRENT LIABILITIES

           Bank indebtedness                                      3,182,828         4,710,636        2,428,689
           Accounts payable and accrued expenses                  2,739,515         4,575,714        2,704,739
           Income tax payable                                            -              6,682               -
           Due to stockholders and directors                             -            919,427               -
                                                                 -----------       -----------      -----------
                                                                  5,922,343        10,212,459        5,133,428
       DEFERRED INCOME TAXES                                          2,074           410,624            1,775
                                                                 -----------       -----------      -----------
                                                                  5,924,417        10,623,083        5,135,203


                                                 STOCKHOLDERS' EQUITY

       COMMON STOCK                                               5,171,627         5,029,355        5,029,355
       ADDITIONAL PAID-IN CAPITAL                                         -           142,314          142,314
       ACCCUMULATED OTHER COMPREHENSIVE
           INCOME (LOSS)                                            351,908         (459,997)        (462,704)

       RETAINED EARNINGS (DEFICIT)                                (973,265)           678,250        (616,517)
                                                                 -----------       -----------      -----------
                                                                  4,550,270         5,389,922        4,092,448
                                                                 -----------       -----------      -----------
                                                                 10,474,687        16,013,005        9,227,651
                                                                 ===========       ===========      ===========

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Operations
For the period ended September 30, 2003 and September 30, 2002
(Amounts expressed in US dollars)
(Unaudited)

                                                                             Three-months         Three-months
                                                                                    ended                ended
                                                                            September 30,        September 30,
                                                                                     2003                 2002
                                                                                                    (restated)
                                                                                   $                   $
       SALES                                                                     2,506,181           5,286,780

       COST OF SALES                                                             1,356,053           3,460,221
                                                                                -----------         -----------

       GROSS PROFIT                                                              1,150,128           1,826,559


       OPERATING EXPENSES

           General and administrative                                              285,622             605,699
           Selling                                                                 402,025           1,407,700
           Design studio                                                            97,332             141,458
           Book development costs                                                   54,252              31,745
           Amortization                                                            181,091             324,345
                                                                                -----------         -----------

       TOTAL OPERATING EXPENSES                                                  1,020,322           2,150,947
                                                                                -----------         -----------

       OPERATING INCOME (LOSS)                                                     129,806           (324,388)

           Interest expense                                                       (38,325)            (73,692)
           Exchange gain (loss) on foreign exchange contracts                        5,896           (200,046)
                                                                                -----------         -----------

       INCOME (LOSS) BEFORE INCOME TAXES                                            97,377           (598,126)

           Income taxes                                                                 -              221,930
                                                                                -----------         -----------

       NET INCOME (LOSS)                                                            97,377           (376,196)
                                                                                ===========         ===========

       Basic and Diluted Net Income (Loss) Per Share                                  0.04              (0.14)
                                                                                ===========         ===========

       Weighted average number of common shares
           outstanding                                                           2,755,214           2,755,514
                                                                                ===========         ===========

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Operations
For the period ended September 30, 2003 and September 30, 2002
(Amounts expressed in US dollars)
(Unaudited)

                                                                               Nine-months         Nine-months
                                                                                     ended               ended
                                                                             September 30,       September 30,
                                                                                      2003                2002
                                                                                                    (restated)
                                                                                    $                   $

       SALES                                                                    10,164,375          16,540,607

       COST OF SALES                                                             6,007,300          10,181,356
                                                                                -----------         -----------
       GROSS PROFIT                                                              4,157,075           6,359,251
                                                                                -----------         -----------

       OPERATING EXPENSES

           General and administrative                                            1,466,718           1,995,175
           Selling                                                               1,521,548           2,594,474
           Design studio                                                           404,724             577,925
           Book development costs (recovery)                                       157,409             (41,943)
           Amortization                                                            720,008             991,624
                                                                                -----------         -----------

       TOTAL OPERATING EXPENSES                                                  4,270,407           6,117,255
                                                                                -----------         -----------

       OPERATING INCOME (LOSS)                                                    (113,332)             241,996

              Interest expense                                                    (143,428)           (182,047)
           Exchange gain (loss) on foreign exchange contracts                       81,491             (73,941)
           Loss on sale of subsidiary                                           (1,476,246)                  -
                                                                                -----------         -----------

           LOSS BEFORE INCOME TAXES                                             (1,651,515)            (13,992)

           Income taxes                                                                  -                   -
                                                                                -----------         -----------

       NET  LOSS                                                                (1,651,515)            (13,992)
                                                                                -----------         -----------

       Basic and Diluted Net Loss Per Share                                          (0.60)              (0.01)
                                                                                ===========         ===========

       Weighted average number of common shares
           outstanding                                                           2,755,370           2,755,514
                                                                                ===========         ===========

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Pro-Forma Interim Consolidated Statements of Operations For the period ended September 30, 2003 and September 30, 2003 Pro-forma (Amounts Expressed in US Dollars) (Unaudited)

                                                                Nine-months                        Nine-months
                                                                      ended                              ended
                                                              September 30,         Pro-forma    September 30,
                                                                       2003       Adjustments             2003
                                                                  Unaudited          (note 2)        Pro-forma
                                                            ---------------  ----------------   ---------------
                                                                    $                 $                $
       SALES                                                    10,164,375        (2,050,522)        8,113,853
       COST OF SALES                                             6,007,300        (1,325,357)        4,681,943
                                                            ---------------  ----------------   ---------------
       GROSS PROFIT                                              4,157,075          (725,165)        3,431,910

       OPERATING EXPENSES

           General and administrative                            1,466,718          (259,526)        1,207,192
           Selling                                               1,521,548          (100,665)        1,420,883
           Design studio                                           404,724           (91,729)          312,995
           Book development costs                                  157,409                 -           157,409
           Amortization                                            720,008          (204,671)          515,337
                                                            ---------------  ----------------   ---------------
       TOTAL OPERATING EXPENSES                                  4,270,407          (656,591)        3,613,816

       OPERATING LOSS                                             (113,332)          (68,574)         (181,906)

           Interest expense                                       (143,428)           24,323          (119,105)
           Exchange gain on foreign
                exchange contracts                                  81,491                 -            81,491
           Loss on sale of subsidiary                           (1,476,246)        1,476,246                 -
                                                            ---------------  ----------------   ---------------
       LOSS  BEFORE
           INCOME TAXES                                         (1,651,515)        1,431,995          (219,520)
           Income taxes                                                  -                 -                 -
                                                           ================  ================   ===============

       NET LOSS                                                 (1,651,515)        1,431,995          (219,520)
                                                           ================  ================   ===============
           Net loss per Common
                share, basic and diluted                             (0.60)                             (0.08)
                                                           ================                     ===============
           Weighted average number
               of Common shares
               outstanding                                       2,755,370                           2,755,370
                                                           ================                     ===============

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
For the period ended September 30, 2003 and September 30, 2002
(Amounts expressed in US dollars)
(Unaudited)

                                                                               Nine-months         Nine-months
                                                                                     ended               ended
                                                                             September 30,       September 30,
                                                                                      2003                2002
                                                                                                    (restated)
                                                                                    $                   $

       Cash flows from operating activities:
           Net Loss                                                            (1,651,515)            (13,992)
                                                                               -----------         -----------

           Adjustments to reconcile net loss to net cash used in operating activities:

           Loss on sale of subsidiary                                           1,476,245                   -
           Amortization of property, plant and equipment                          720,008             991,624
           Exchange gain on foreign exchange contracts                            (55,816)             73,941
           Increase in accounts receivable                                       (444,762)           (712,437)
           Decrease in inventory                                                  719,622             890,884
              Decrease in prepaid expenses and sundry assets                       53,952              47,323
           Decrease in accounts payable and accrued expenses                     (942,726)           (863,331)
           Increase (decrease) in income taxes payable                            (20,567)             22,350
                                                                               -----------         -----------

                Total adjustments                                               1,505,956             450,354
                                                                               -----------         -----------

           Net cash provided by (used in) operating activities                   (145,559)            436,362
                                                                               -----------         -----------

       Cash flows from investing activities:

           Proceeds from sale of subsidiary                                       366,414                   -
           Purchase of property, plant and equipment                             (832,595)         (1,123,145)
                                                                               -----------         -----------
           Net cash used in investing activities                                 (466,181)         (1,123,145)
                                                                               -----------         -----------

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
For the period ended September 30, 2003 and September 30, 2002
(Amounts expressed in US dollars)
(Unaudited)

                                                                                 Nine-months        Nine-months
                                                                                       ended              ended
                                                                               September 30,      September 30,
                                                                                        2003               2002
                                                                                                    (restated)
                                                                                      $                   $

       Cash flows from financing activities:

            Proceeds from bank indebtedness                                       439,876              78,148
            Loans to affiliated company                                           (31,683)                  -
            Purchase of Treasury Stock                                                (42)                  -
            Repayment of loans to stockholders & directors                       (378,779)           (224,512)
                                                                               -----------         -----------

            Net cash provided by (used in) financing activities                    29,372            (146,364)
                                                                               -----------         -----------

       Effect of foreign currency exchange rate changes                           165,833              15,462
                                                                               -----------         -----------

       Net decrease in cash and cash equivalents                                 (416,535)           (817,685)
                                                                               -----------         -----------
       Cash and cash equivalents, beginning of year                             1,186,436           1,897,453
                                                                               -----------         -----------

       End of nine month period ended September 30                                769,901           1,079,768
                                                                               ===========         ===========

       Income taxes paid                                                                -                   -
                                                                               ===========         ===========
       Interest paid                                                              168,428             316,464
                                                                               ===========         ===========

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of changes in Stockholders' Equity For the period ended September 30, 2003 and December 31, 2002
(Amounts expressed in US dollars)
(Unaudited)

                                  Common                                                                        Accumulated
                                   Stock      Common      Additional                                               Other
                                Number of     Stock        Paid-in        Retained          Comprehensive      Comprehensive
                                 Shares       Amount       Capital    Earnings(deficit)     Income (loss)       Income (loss)
                              ------------ ----------- -------------  -----------------  -------------------   --------------
                                                $             $              $                    $                   $
Balance as of December 31,
  2001                          2,755,514   5,029,355       142,314            513,892                    -         (509,109)

  Foreign currency translation          -           -             -                  -               49,112           49,112

  Net income for the year               -           -             -            164,358              164,358                -
                              ------------ ----------- -------------  -----------------  -------------------   --------------
Balance as of December 31,
  2002                          2,755,514   5,029,355       142,314            678,250              213,470         (459,997)
                                                                                         ===================

Foreign currency translation            -           -             -                  -              811,905          811,905

Purchase of Treasury Stock           (300)        (42)            -                  -                    -                -

Expiration of Stock Warrants            -     142,314      (142,314)                 -                    -                -

Net loss for the
     nine-month period to
     September 30, 2003                 -           -             -         (1,651,515)          (1,651,515)               -
                              ------------ ----------- -------------  -----------------  -------------------   --------------

Balance as of September 30,
    2003                        2,755,214   5,171,627             -           (973,265)            (839,610)         351,908

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Condensed Notes to Consolidated Financial Statements
As of September 30, 2003
(Amounts expressed in US dollars)
(Unaudited)

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

     Selling price                                         $       856,303
     Obligation assumed by Rosedale                               (769,727)
     Forgiveness of loan                                          (207,376)
     Cost of investment                                         (1,355,445)
                                                           ----------------
     Loss on sale                                          $    (1,476,245)

3.   CONTINGENCIES

     a) The company has guaranteed the mortgages of 1217576 Ontario Inc. and 1216748 Ontario Inc. in the amount of $630,000 through general security agreements ranking behind the National Bank of Canada. These affiliated companies are rental properties owned by a director and stockholder. As at September 30, 2003, the indebtedness of the affiliated companies amounted to approximately $395,000.

     b) The company has issued a guarantee secured by a general security agreement for the loan made by the Laurentian Bank of Canada to 1369597 Ontario Inc. As at period end, the indebtedness of this company amounted to $700,000. This loan was made to purchase life insurance, a portion of which represents the keyman life insurance policy for which the company is beneficiency.

     c) The company has issued standby letters of credit in favour of the Laurentian Bank of Canada in the amount of $189,000 to guarantee the debt of a related party.

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

Results of Operation

Three months ended September 30, 2003 as compared to three months ended September 30, 2002.

Revenues for the three months ended September 30, 2003 were $2,506,181, a 52.6% decrease over prior year revenues of $5,286,780. This decrease resulted mainly from the sale of the Rosedale subsidiary on March 24, 2003 and there were no sales reported for the third quarter for this subsidiary. Also, the third quarter showed a significant decline in wallpaper sales for the whole industry in North America.

Gross profits as a percentage of revenue for the three months ended September 30, 2003 was 45.9%, as compared to the same period one-year ago of 34.5%. This increase in gross profit margins can be attributed to a change in the sales mix relating to the sale of the Rosedale subsidiary as well as higher sales volume from the retail store.

Selling expenses have decreased by 71.4% to $402,025 for the three-month period ended September 30, 2003 as compared to $1,407,700 for the same period last year. This decrease relates to reduced expenses due to the sale of the Rosedale subsidiary.

General and administrative expenses for the Company decreased by 52.8%, to $285,622 for the three months period ended September 30, 2003 from $605,699 for the three months ended September 30, 2002. Reductions were achieved due to the sale of Rosedale plus additional cut backs made to support the profitability of the Company.

The Company develops wallpaper sample books, which are created for each collection and sold through distributors. The majority of expenditures for the creation of sample books are incurred in the quarter before the introduction of a collection. Some expenditures are incurred as early as nine to eight months in advance. Revenues generated from the sales of sample books are netted from the costs incurred in the same period and the net amount is shown on the income statement. Because expenditures are made in the quarter before the launch of a collection, there is not always a matching of revenues and expenses e.g. costs for a January launch would be recorded in the previous year. The Company ensures that there are firm orders in place from customers before significant expenditures are incurred to produce the sample books. Therefore, there is little speculative risk in their production. Book development costs for the three-month period ended September 30, 2003 was $54,252 compared to revenue of $31,745 for the same period last year. This increase in expenses can be attributed to the additional subsidy required to place our books in the marketplace. The market is very competitive and retailers are looking for more concessions, especially on books. As these sample books are our silent salesperson, it is imperative that we keep our books in the marketplace and on top of the counters.

Design studio expenses for the Company decreased by 31.2% to $97,332 for the three months ended September 30, 2003 versus $141,458 for the same period last year. This decrease relates to reduced expenses due to the sale of the Rosedale subsidiary.

Operating income for the three months ended September 30, 2003 was $129,806 as compared to an operating loss of $324,388 for the three months ended September 30, 2002. This relates to the reduction in expenses and increased margins for the quarter.

Interest expense for the Company for the three months ended September 30, 2003 decreased to $38,325 from $73,692 for the three months ended September 30, 2002. This decrease in interest expense is attributable to the reduction in debt resulting from the sale of the Rosedale subsidiary.

The net income for the three months ended September 30, 2003 was $97,377 as compared to net loss of $376,196 for the three months ended September 30, 2002. The profit for the period is attributable to the reduction in expenses and higher margins.

Basic and diluted income per share for the three months ended September 30, 2003 were $0.04 compared to a loss of $0.14 for the same period last year. Earnings per share were calculated based on the weighted average number of common shares as of September 30, 2003 of 2,755,214 and September 30, 2002 of 2,755,514
shares.

Nine months ended September 30, 2003 as compared to nine months ended September 30, 2002.

Revenues for the nine months ended September 30, 2003 were $10,164,375, a 38.5% decrease over prior year revenues of $16,540,607. This decrease resulted mainly from the sale of the

Rosedale subsidiary on March 24, 2003 and there were no sales reported for the second and third quarter for this subsidiary. The wallcovering industry in North America has experienced a significant decline in 2003.

Gross profits as a percentage of revenue for the nine months ended September 30, 2003 was 40.9%, as compared to the same period one-year ago of 38.4%. This increase in gross profit margins can be attributed to higher sales volume in retail and sales mix.

Selling expenses have decreased by 41.4% to $1,521,548 for the nine-month period ended September 30, 2003 as compared to $2,594,474 for the same period last year. This decrease relates to reduced expenses due to the sale of the Rosedale subsidiary and implemented cost reductions to improve the profitability of the Company.

General and administrative expenses for the Company decreased by 26.5%, to $1,466,718 for the nine month period ended September 30, 2003 from $1,995,175 for the nine months ended September 30, 2002. Once again, reductions were achieved due to the sale of Rosedale.

Book development costs for the nine-month period ended September 30, 2003 was $157,409 compared to revenue of $41,943 for the same period last year. This increase in expenses can be attributed to the additional subsidy required to place our catalogues in the marketplace. As the Ontario division is a distributor as well as a converter of wallpaper, it is imperative that we maintain our collections in the field. The market is very competitive and retailers are looking for more concessions, especially on the cost of books. The Rosedale division generated the majority of previous year revenues on book development.

Design studio expenses for the Company decreased by 30% to $404,724 for the nine months ended September 30, 2003 versus $577,925 for the same period last year. This decrease relates to reduced expenses due to the sale of the Rosedale subsidiary offset by an increase in expenses in the Ontario studio.

Operating loss for the nine months ended September 30, 2003 was $113,332 as compared to an operating income of $241,996 for the nine months ended September 30, 2002. This relates to the reduction in revenues and increased book development costs.

Interest expense for the Company for the nine months ended September 30, 2003 decreased to $143,428 from $182,047 for the nine months ended September 30, 2002. This decrease in interest expense is attributable to the reduction in debt resulting from the sale of the Rosedale subsidiary and increased borrowings required for working capital.

A loss on the sale of Rosedale Wallcoverings & Fabrics Inc. was recorded in the first quarter in the amount of $1,476,246. The transaction was approved by the shareholders on March 14, 2003 and finalized on March 24, 2003. As part of the transaction, the Company discharged its liability for Alan Fine's severance package in the amount of approximately $770,000 upon his subsequent resignation as disclosed to the shareholders in the proxy statement.

The net loss for the nine months ended September 30, 2003 was $1,651,515 as compared to $13,992 for the nine months ended September 30, 2002. This loss for the period is attributable to the reduction in sales and the loss on the sale of the Rosedale subsidiary.

Basic and diluted loss per share for the nine months ended September 30, 2003 were $0.60 (proforma $0.08 loss per share) compared to $0.01 for the same period last year. Loss per share were calculated based on the weighted average number of common shares as of September 30, 2003 of 2,755,370 and September 30, 2002 of 2,755,514 and shares.

Liquidity and Capital Resources

The Company had a negative net change in cash of $416,535 for the nine months ended September 30, 2003, which was created by the agreement to sell the subsidiary. However the proceeds from the sale were $366,414.

Cash flows used in investing activities for the nine months ending September 30, 2003 were $466,181. This reflected proceeds from the sale of Rosedale as well as planned capital addition for cylinders, designs and engravings for new collections. The purchase of cylinders was partially offset by the proceeds from the sale of the subsidiary. It is the Company's intention to continue to utilize a good portion of these funds to develop new product lines of wallpaper.

Item 3. CONTROLS AND PROCEDURES.

     (a) The President and the Chief Financial Officer of the Company have evaluated the effectiveness of the design and operation of the Company's system of disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days prior to the filing of this Form 10-QSB. As a result of that evaluation, they have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

        (a) Exhibits

Exhibit  31.1  -   Certification   of  CEO   pursuant  to  Section  302  of  the
     Sarbanes-Oxley Act of 2002

Exhibit  31.2  -   Certification   of  CFO   pursuant  to  Section  302  of  the
     Sarbanes-Oxley Act of 2002

Exhibit  32.1  -   Certification   of  CEO   pursuant  to  Section  906  of  the
     Sarbanes-Oxley Act of 2002

Exhibit 32.2 -Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


        (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on September 6, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ROSEDALE DECORATIVE PRODUCTS LTD.


Date:    December 10, 2003                     By:    /s/Sidney Ackerman
                                                      ------------------
                                                      Sidney Ackerman
                                                      President

Date:    December 10, 2003                     By:    /s/Norman G. Maxwell
                                                      --------------------
                                                      Norman G. Maxwell
                                                      Chief Financial Officer