Form 10KSB
period 2003-12-31
ROSEDALE DECORATIVE PRODUCTS LTD
filed 2004-08-30
CIK 1051357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenues for the year ended December 31, 2003, were $12,263,554.

As of July 12, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The NASDAQ Stock Market last sale price of $0.12 on June 23, 2004) was $330,626.

As of July 12, 2004, there were 2,755,214 shares of the registrant's common stock outstanding.


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

General

      The Company designs, markets and distributes residential wallcoverings and ceiling panels. The Company also operates one retail paint and wallpaper store located in downtown Toronto, Canada, which has been in continuous operation since 1913. The Company's products include wallpaper and wallpaper borders (which are collectively referred to as wallcoverings), ceiling panels and paint.

      The Company designs and distributes its owned branded wallcovering collections, as well as distributing other manufacturers' wallcoverings on a wholesale basis. Wallcoverings sold under Company brand names are manufactured for the Company on an outsource basis by third party manufacturers

      Sales of Company's name brand wallcoverings account for approximately 48% of the Company's total revenues and wholesale distribution of wallcoverings under non-company brand names accounts for approximately 26% of the Company's total revenues. The Company's retail paint and wallpaper store generates approximately 26% of the Company's annual revenues.

      In 2003, the Company distributed approximately 15 Company brand wallcovering collections to approximately 10,000 to 20,000 retail wallpaper and paint stores worldwide. In addition, in 2003, the Company's Ontario subsidiary distributed approximately 64 non-Company brand wallcovering collections to approximately 1,500-2,000 home decorating stores in Canada.

      The Company believes that its product mix of wallcoverings and paints, along with its wooden window blinds and ceiling tile offerings presents significant cross marketing opportunities.

Company Brands

      The Company designs and distributes approximately three different lines of wallcoverings sold under the Company's own brand names each year. A selection of wallcovering are sold under each of the Company's brand names. Each wallcovering collection sold by the Company consists of a variety of coordinated wallpapers and borders. Collections take approximately twelve months to develop and are generally available in the marketplace for a minimum of three years after launch. These products are distributed to approximately 10,000 to 20,000 retail stores and interior designers worldwide.

      Wallcovering collections are developed by the Company's design staff using a variety of color schemes to create thematically consistent collections. Each collection is tailored to fit the particular target market for the brand name for which the collection is being created. The Company's management, design, marketing and sales staff approves collections for production based upon their assessment of the commercial potential of those collections in each of the Company's target markets.

      The Company's Ontario subsidiary maintains a design studio in London, England.

      Company brand name Wallcoverings include; Concord, Bridle Path, Sweetwater, Caledon, Glenayr and Ridley Nash. The Company's brand name wallcoverings are targeted for middle and upper-middle income consumers, as well as the high-end interior designer market where the Company's wallcoverings compete based upon quality and design. The Company does not design wallcovering collections for the lower end of the market where competition is based primarily upon price.


      The Concord, Glenayr and Ridley Nash brands were established by the Company's Ontario subsidiary to provide the subsidiary with its own brand name of wallpaper products for introduction into the United States market. These brands are created in London, England by the Company's design staff. The Company designs and distributes one wallcovering collection per year under each brand name. These lines of wallcoverings are targeted for middle to upper income consumers.

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




Third Party Manufacturing

      Wallcovering manufacturers in the United Kingdom and Canada manufacture company brand wallcoverings for the Company. In the United Kingdom, collections are manufactured by CWV Group and Zen Wallcoverings Ltd. ("Zen"), and in Canada by Norwall Group Inc. Although the Company does have contracts with the third party manufacturers it uses, there are numerous other manufacturers available, including others, which presently do work for the Company. The Company believes that it could replace the services of the contracted manufacturer without a material impact on the Company's business or operations. The Company does not believe that such contract is material to an investor.

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


Wholesale Distribution of Wallcoverings Manufactured by Third Parties

      The Company is a wholesale distributor of wallcoverings designed and produced by manufacturers located in the United Kingdom, United States and Canada. The Company markets wallcovering collections produced by third party manufactures under each manufacturer's brand names. The Company has distribution agreements with Walquest and Olney located in the U.S. and with Norwall Group Inc. ("Norwall"), located in Canada. The Company's distribution agreements with Walquest, Olney and Norwall provide the Company with the exclusive Canadian distribution rights for each manufacturers' wallcovering lines. The Company believes that its position as one of the few remaining distributors not owned by a manufacturing facility makes it an attractive distributor to manufacturers that do not want to distribute their products through competing manufacturers.


New Products

      The Company has expanded the products offered by its Ontario subsidiary to include a line of retro art decorative ceiling tiles for commercial and residential customers. The decorative ceiling tiles are designed to fit into standard suspension ceiling frameworks and are embossed with designs that emulate ceilings found in many turn of the century buildings. This provides commercial and residential customers with the ability to add Victorian style ceilings to their decor. The Company believes that its decorative ceiling tiles will be attractive to commercial users, such as restaurants looking to recreate the look of the late 1800's. The decorative ceiling tiles were launched in Canada in the fourth quarter of 2000 and will be introduced into the U.S. market in early 2005. The Ontario subsidiary has also obtained distribution rights to a new line of wooden window treatments, which they began to distribute in early 2002. They have also started distributing a new product called Wallpapers for Windows, which has received world-wide interest. The Company has also obtained exclusive distribution rights for a plastic product called Mirroflex. It is anticipated that the Company will do very well with additional products.


Retail Operation

      The Company's retail operation, Ontario Paint & Wallpaper, has been in continuous operation since 1913 and the store has become a well-known landmark in metropolitan Toronto. The retail store sells Benjamin Moore and Para paints and related sundry products, including wallcoverings to customers ranging from individual homeowners to large industrial accounts. The store offers a full line of wallcoverings, including all brands distributed by the Company. The majority of Ontario Paint & Wallpaper's paint sales are made to local movie studios for set designs and to commercial customers for apartment and office buildings. Sales to commercial customers have been growing steadily over the past three years. The retail store is the largest single source distributor of Benjamin Moore Paints in Canada.

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

      In the fourth quarter of 2000, decorative hardware and gift accessories were added to the product lines carried by the retail store. These lines grew steadily during 2003 and management believes that further growth in 2004 will occur.


Marketing and Distribution (Company Brands)

      The Company distributes its brand name wallcoverings in the United States and Canada through national distributors. The Company appoints a single distributor to a particular geographical area, so that distributors' territories generally do not overlap. The Company does not maintain formal distribution agreements with its distributors, which is customary in the industry. It is common practice in the industry that neither the distributor nor the manufacturer is obligated to maintain a relationship other than on a collection by collection basis. It is the Company's policy that each of its distributors is obligated to purchase every collection the Company markets or forfeit its right to be a Company distributor.

      The Company markets and promotes its products through the distribution and sale of sample books. The Company prepares a sample book for each of its Company brand collections of wallcoverings designs. The majority of the sample books prepared by the Company contain partial sheets of wallpaper and coordinated borders. In addition, sample books contain photographs of model room settings demonstrating how the Company's Wallcoverings and borders look in simulated home environments.

      The number of sample books that the Company prepares for any given collection is determined based upon orders from the Company's distributors. The distributors inform the Company how many books they will require for each collection and the Company produces the sample books. The Company does not produce sample books unless a distributor has requested them. The sample books are sold to distributors and the distributors, in turn, place the sample books with retail and interior design customers who ultimately sell the Company's products to consumers. In addition to purchasing the Company's sample books, each distributor is also required to purchase inventory for each pattern in each collection. It takes between 10 to 12 months from the time that the Company approves design for a collection to the shipping of the sample books for that collection.

Canadian Distribution

      The Company sells approximately 50% of its wallcoverings in Canada. These sales are made through national chains such as Color Your World and the majority of the independent paint and wallpaper stores across Canada.


United States Distribution

      Approximately 46% of the Company's wallcovering sales are made in the United States. The Company distributes its wallcoverings in the United States through sales to national distributors. National distributors include The Blonder Company, Patton Wallcoverings and Olney Wallcoverings.



Wallcovering Market

      Over two billion rolls of wallcoverings were sold worldwide in 1994, with over 161 million rolls sold in Canada and the United States and over 500 million rolls of residential wallcoverings sold in Europe during the same period. Sales of wallcoverings tend to have a direct relationship to the level of home renovations and the economy in general, but have a lesser relationship to new housing starts. The market has been declining over the past few months with it becoming more important to increase market share by staying in tune with the needs of the consumer.

      The Company competes primarily within the residential wallcovering segment of the home decorative industry, which is a sector of the building supplies industry that caters to the do-it-yourself market. Currently the wallcovering segment is controlled by a few large companies with many small and medium sized companies being forced to consolidate to survive.

      Industry trends suggest a market shift toward distributors with higher distribution volumes. The Company believes that it has developed strong relationships with independent regional distributors. The Company also believes it is well positioned to take advantage of growth in mass merchandising through relationships with its national distributors and large retail chains.

Patents and Trademarks

      The Company trademarks the names of each of its collections and brand names. In addition, the Company copyrights designs created for its brand Wallcoverings.


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


Employees

      As of December 31, 2003, the Company employed 41(37 on a full time basis) persons, which includes 2 senior executives, 23 sales staff persons (19 full time, 4 part time), 4 design studio, 5 support staff persons and 7 warehouse workers. The Company has no unionized employees and believes that its relationship with its employees is satisfactory.

Item 2.  PROPERTIES AND FACILITIES

      The Company leases facilities in Concord, Ontario of approximately 78,000 square feet. The lease was amended July 13, 1995, and expires on October 31, 2004, with an annual base rent of Cdn. $260,027. The building houses the Company's executive offices, warehouse and showroom and the executive offices of Rosedale Decorative Products.

      The Company also leases space for its retail paint store, located in downtown Toronto, from three companies owned by Sid Ackerman, the Company's President. These leases calls for rental payments in the amount of Cdn. $36,000, $36,000 and $42,000 per annum, plus property taxes, payable in equal monthly installments of Cdn. $3,000,$3,000 and $3,500 respectively. The leases are for a five-year term.

Item 3.  LEGAL PROCEEDINGS

              None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

                                    PART II.


Item 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

      The transfer agent of our common stock is Continental Stock & Transfer Company, New York, New York.

      The Company has not paid dividends to date.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OR PLAN OF OPERATIONS

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


Management's Plans for 2004

      The Company will continue to take appropriate steps to continue to improve performance in 2004. The economy has continued to be slow, both in the U.S. and Canada. We continue to source products for distribution, which complement our existing offering. Selling prices on collections launched in 2004 will continue to be increased to show a positive impact on margins. It is difficult to quantify what impact increasing the selling prices on the new collections launched in 2004 will have on total sales as the collections launched in 2003 and prior are still generating sales without any price increase. The retail prices for the 2003 collections were increased approximately 5%, which will relate to a smaller percentage increase on over-all sales. The export market is on the rebound, with new customers in England, France, Italy, Australia, New Zealand and Mexico, plus the resurgence in the eastern block, which should continue for us in 2004. New overseas customers have been obtained in 2003, which we would anticipate increasing sales by approximately 5%. The retail operation is anticipated to have small growth again in 2004.

      Expenses have been dramatically cut by approximately $1.3 million on an annualized basis to offset the significant drop in sales recorded over the last few months. The full impact of these savings will not be realized until 2005, with 2004 showing an approximate savings of $750,000. Management has taken sizable remuneration reductions which is included in these cost saving measures. New facilities are being sourced which could save the Company approximately $150,000. It is management's intention to continue to rationalize the efficiency of the Company's operations and attain increased profitability in 2004 and 2005.

Results of Operations

      Fiscal year ended December 31, 2003 compared to the fiscal year December 31, 2002

      Revenues for the fiscal year ended December 31, 2003 were $12,263,554, a 42.1% decrease over prior year revenues of $21,193,725. This decrease was mainly due to the sale of the operating subsidiary, Rosedale Wallcoverings & Fabrics Inc. Also, there has been an industry wide drop in home renovation sales in North America, which has continued into the first part of 2004. Retail sales continue to grow at a slower pace than previously experienced.

      Gross Profit for the Company for the fiscal year ended December 31, 2003 was 34.4% of sales, a decrease as compared to the same period one-year ago, which was 40.1%. This decrease in gross profit margin can be attributed to the selling of the operating subsidiary, which impacted the sales mix for the Company. Slow and obsolete inventory continued to be cleared from the inventory having a negative impact on the gross margin. Also affecting margins was the drop in the U.S. dollar against the Canadian dollar.

      Selling expenses for the Company decreased by 32.7% to $2,071,651 for the fiscal year ended December 31, 2003 as compared to $3,079,880 for the fiscal year ended December 31, 2002. Again, the largest savings is attributed to the sale of the division. Cut backs in warehouse staff and advertising and promotion were initiated when the market began to soften. Further cut backs on warehouse and sales staffhave occurred in 2004 to ensure that the Company can maintain a cash positive statement.

      General and administrative expenses for the Company decreased by 20.5%, to $2,048,207 for the fiscal year ended December 31, 2003 from $2,576,277 for the fiscal year ended December 31, 2002. This decrease is attributable to the sale of the operating subsidiary, offset some what by an increase in the provision for doubtful accounts in 2003 relating to one customer (Images Wallcoverings) who has not been able to maintain the payment schedule anticipated. The full provision for this customer was set up for 2003. Our bad debt expense experience has been relatively consistent over the past four years with the exception of the write-off of IHDG (filed Chapter 11) in 2000 and the current default. Management initiated major salary reductions in 2003 for the two remaining officers and directors. Further reductions on salaries have been instituted in 2004.

      Rosedale develops wallpaper and fabric sample books, which are created for each collection and sold through distributors. The majority of expenditures for the creation of sample books are incurred in the quarter before the introduction of a collection. Because expenditures are made in the quarter before the launch of a collection, there is not always a matching of revenues and expenses e.g. costs for a January launch would be recorded in the preceding year. The Company ensures that there are firm orders in place from customers before significant expenditures are incurred to produce the sample books. Therefore, there is little speculative risk in their production. Book development and subsidy for the fiscal year ended December 31, 2003 of $214,133 compared to $191,046 for the same period last year. Book subsidies are now expensed in the financial statements rather than being amortized over the life of the collection. This method provides a more conservative approach to accounting for such costs. As the market has become much more competitive, customers are less willing to pay higher prices for these collections, therefore it is necessary to subsidize the books to ensure we get coverage in our territories as books are our silent salesman.

      Design studio expenses for the Company decreased by 20.3% to for the fiscal year ended December 31, 2003, to $614,179 versus $770,657 for the fiscal year ended December 31, 2002. This decrease is a direct result of the sale of Rosedale Wallcoverings. Design costs now being expensed in the financial statements rather than accounted for as prepaids and matched to the year the collections are launched. This method provides a more conservative approach to accounting for such costs.

      The operating loss for the fiscal year ended December 31, 2003 was $1,500,006 compared to operating income of $311,181 for the fiscal year ended December 31, 2002. The two main areas creating this loss were the significant drop in sales and the drop in gross margins. We anticipate are margins to regain some of their previous strength but not to the 40% mark as the US dollar is much weaker than in previous years.


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

      Interest expense and bank charges for the Company for the fiscal year ended December 31, 2003 decreased 2.6% to $234,538 from $240,773 for the year ended December 31, 2002. This decrease in interest expense is attributable to decreased interest income and lower interest rates during the year.

      The exchange gain on foreign exchange contracts of $206,712 relates to the FASB requirement that the ineffective portion of gain or losses attributable to cash flow hedges be reported in earnings. As the U.S. dollar has weakened dramatically in 2003, the contracts we engaged to protect our margins on U.S. sales had a positive impact on net income.

A loss on the sale of Rosedale Wallcoverings was recorded in 2003 in the amount of $1,323,715. The shareholders approved the sale of the wholly-owned subsidiary, Rosedale Wallcoverings & Fabrics Inc. to our former Chairman of the Board and Chief Executive Officer, Alan Fine. The terms of the transaction are as follows:

      The total purchase price to be paid was $1,224,000 (Cdn.) ($768,458 U.S.). Such amount was paid by the assumption of our obligation for severance obligations to Mr. Fine in the amount of $1,100,250 Cdn ($690,765 U.S.), and a cash payment of $123,750 Cdn ($77,693 U.S.). Upon closing of the sale, Mr. Fine resigned as an officer and member of the Board of Directors of Rosedale Decorative Products Ltd. The pre-existing inter-company term loan due and owing by Rosedale Wallcoverings and Fabrics to Rosedale Decorative Products in the principal amount of approximately $696,000 Cdn ($437,000 U.S.) was repaid by Rosedale Wallcoverings & Fabrics Inc. by delivery of a lump-sum payment on the closing date in full settlement thereof in the amount of $400,000 Cdn ($251,130 U.S.), being the present value of the term loan accelerated to the closing date. The pre-existing loan due and owing by Rosedale Wallcovering & Fabrics Inc. to Sidney Ackerman in the face amount of approximately $486,000 Cdn ($305,000 U.S.) was repaid in full by Rosedale Wallcoverings & Fabrics Inc. on the closing date. The pre-existing loan due and owing by our wholly-owned subsidiary, Ontario Paint & Wallpaper Limited to Mr. Fine in the face amount of approximately $250,000 Cdn ($157,000 U.S.) was repaid by Ontario Paint & Wallpaper Limited in full on the closing date. In connection with the sale, Mr. Ackerman has agreed to purchase 375,000 shares of our common stock from Mr. Fine. As a result of such purchase, Mr. Ackerman will then be the beneficial owner of 923,781 shares of common stock representing 33.5% of the total shares outstanding. The background of the proposed transaction is rooted in disagreements in the direction of our businesses, growth and development as between Alan Fine and Sidney Ackerman.

As Rosedale Decorative Products Ltd. was essentially created as a holding company for its two independently operating subsidiaries, Rosedale Wallcoverings & Fabrics Inc. and Ontario Paint & Wallpaper Limited, with both having responsibilities to the Board of Directors, it was determined that it was in the best interest of Rosedale Decorative Products to divest itself of Rosedale Wallcoverings & Fabrics, which would reduce the debt and also eliminate the contingent tax liability of approximately $830,000. The sale of the Rosedale Wallcoverings & Fabrics Inc. to Mr. Fine will significantly reduce the product lines and lines of business which we conduct. This decrease in diversification of our business could serve to magnify any downturns in the remaining business lines. In particular: Our ability to adjust to changes in consumer demand or economic shifts could be materially impacted. Although we received an independent evaluation of the value of Rosedale Wallcoverings & Fabrics Inc., there can be no assurance that the value may not be higher to other purchasers. We did not seek bids from any purchaser other than Mr. Fine.


      The net loss for the fiscal year ended December 31, 2003 was $2,994,178, as compared to a net profit of $164,358 for the fiscal year ended December 31, 2002.

      The loss per share for the fiscal year ended December 31, 2003 was $1.09 compared to a earnings per share of $0.06 for the fiscal year ended December 31, 2002. Earnings per share were calculated for both periods based on the weighted average number of shares issued in each year. The weighted average number of shares for 2003 was 2,755,331 and 2,755,514 for 2002.


Liquidity and Capital Resources

      The Company had a net change in cash of $126,098 for the fiscal year ended December 31, 2003. This was attributable to paying down of bank debt, capital additions and the sale of the subsidiary.

      Cash flows generated from investing activities for the fiscal year ended December 31, 2003 were $1,323,763. This reflected the proceeds from the sale of Rosedale Wallcoverings, the proceeds from the sale of equipment, offset by the capital addition for cylinders, designs and engravings for new collections.

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


Item 8. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

Item 8A - CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

     Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

                                   PART III.


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

     The following table sets forth certain information concerning the Directors and Executive Officers of the Company:

 Name                        Age      Position
 -----------------------  ----------- -----------------------------------------
 Sidney Ackerman              58      President and Director

 Norman G. Maxwell            56      Chief Financial Officer and Director

 Ken Page                     41      Director

 Janet Hendry                 65      Director


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

     Ken Page has been a Director of the Company since June 2000. Since 1992 Mr. Page has been a partner of the law firm of Page Arnold in Toronto, Ontario, Canada. Mr. Page graduated from the University of Western Ontario with an LLB in 1986 and was admitted to the bar in Ontario 1988.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2003, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2003, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.


Item 10. EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid by the Company during each of the last three fiscal years to the Company's

Chief Executive Officer and to each of the Company's executive officers who earned in excess of $100,000.

                                                      Summary Compensation Table


                                                                                  Long-Term Compensation
                                                                                  ----------------------
                                                                               Awards                  Payouts
                                                                               ------                  -------
                                                                                        Securities             All
                                                                            Restricted  Underlying             Other
                                                       Other                Stock        Options/    LTIP      Compen-sation
                                                    Compen-sation           Award(s)       SARs      Payouts       ($)
Name              Position   Year (1)     Salary                   Bonus       ($)       (#)(1)(2)     ($)
Alan Fine(1)      Chief        2003       -----           ----      ----      ----         ----       ----      ----
                  Executive    2002      $195,822                   ----      ----         ----       ----      ----
                  Officer      2001      $198,528         ----                ----         ----       ----      ----
                                                        $2,317

Sidney            President    2003     $ 197,466       $5,427      ----      ----         ----       ----      ----
Ackerman(1)                    2002     $ 195,822       $4,784      ----      ----         ----       ----      ----
                               2000      $198,528       $4,896      ----      ----         ----       ----      ----
----------------- ---------- ---------- ----------- ------------ ---------- ----------- ------------ --------- ----------

(1) Reflects total compensation received from both the Company's Ontario and Rosedale subsidiaries. As the Company is located in Canada, the executives have been paid salaries of $307,500 Canadian dollar in 2003, ($205,000 U.S. based on an effective exchange rate of $1.50).


                       STOCK OPTIONS GRANTS AND EXERCISES

     Stock options granted to the named executive officers in 1999 were reduced in 2000 to 25,000 each from 125,750 each.

     No stock options were granted during the fiscal year ending December 31, 2001 and 2002. In 2003 all stock options that were issued to employees were cancelled.

     The following table shows the value at December 31, 2003 of unexercised options held by the named executive officers:

                            Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values
                            ---------------------------------------------------------------------------------
                                                                       Number of securities         Value of unexercised
                                                                      underlying unexercised       in-the-money options at
                                                                        options at fiscal            fiscal year-end ($)
                                                                           year-end (#)

           Name               Shares acquired on   Value Realized
                                 exercise (#)            ($)        Exercisable/unexercisable     Exercisable/unexercisable


Sidney Ackerman, President            0                   0                     0                           $0/0
---------------------------- --------------------- ---------------- --------------------------- ------------------------------

Employment Agreements

     On the effective date of the Company's Registration Statement, Sidney Ackerman entered into five year employment agreement with the Company. Sidney Ackerman is retained as President of the Company at an annual salary of $205,000. The compensation committee presented to the board an annual salary increase to $205,000 for both executive officers retroactive to January 1, 2002. The board unanimously approved the increase. On January 1, 2003 the employment contract for Sidney Ackerman was renewed for a period of one year under the same terms. On January 13, 2004, the employment contract for Sidney Ackerman was renewed for a period of three years under the same terms.

     The employment agreement with Sidney Ackerman provide that upon his death that three years full salary will be paid to the employee's estate in a lump sum payment. The agreement also provides for reimbursement of reasonable business expenses.

     Sidney Ackerman is entitled to bonuses of up to $10,000 per annum based on achieving sales, profitability and management goals as predetermined by the Board of Directors or compensation committee and other subjective criteria as determined by the Board of Directors or Compensation Committee.

     Sidney  Ackerman shall receive  $20,000 per year  additional  compensation,
including  car  allowance,   insurance  and  retirement   savings  with  matched
contributions by the Company and such other perquisites.

     Upon the resignation, or exercise of retirement option upon reaching the age of 60, the Company shall pay the employee a lump sum resignation allowance equal to three years salary plus equivalent in benefits. Based upon any wrongful termination, the Company shall pay the employee a lump sum resignation allowance of 5 years salary and equivalent in benefits.

     In the event that there is a change in control of the Company, through an acquisition where any person acquires more than 50% of the shares of the Company, an amalgamation, consolidation or merger with another corporation resulting in at least 50% of the voting shares of the surviving corporation being controlled by a new acquirer or the sale directly or otherwise of all of the assets of the Company to a third party in a non-distress situation, then the Company shall pay to Sidney Ackerman a lump sum payment equal to the sum of one and one-half times their respective annual salaries paid or payable in respect of the most recently completed fiscal year.


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




EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about the shares of the Company's common Stock that may be issued upon the exercise of options granted to employees under the 1998 Stock Option Plan, which were approved by the Board of Directors, as well as shares that may be issued upon the exercise of options under the 2002 Stock Option Plan, that were issued to consultants, which were not approved by the Board of Directors.

                                                                                                   (c)
                                                                                           Number of securities
                                             (a)                       (b)               remaining available for
                                    Number of securities         Weighted-average         future issuance under
                                      to be issued upon         exercise price of       equity compensation plans
                                         exercise of               outstanding             excluding securities
                                    outstanding options,        options, warrants        reflected in column (a)
       Plan Category                 warrants and rights            and rights                     (1)
-----------------------------      ------------------------    ---------------------    ---------------------------
Equity compensation plans
approved by security holders                         -                        -                              -

Equity compensation plans
not approved by security
holders (1)
                                   ------------------------    ---------------------    ---------------------------

Total

     (1) The Company established a nonqualified stock option plan pursuant to which options to acquire a maximum of 750,000 shares of the Company's common stock were reserved for grant. As of December 31, 2003, included above are [ ] shares issuable upon exercise of options granted to employees and directors.


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

-------------------------------------------------------------- ------------------- --------------------------
                                                                Shares of Common
                                                               Stock Beneficially   Approximate Percentage
                                                                     Owned              of Common Stock
Name                                                                                      Outstanding
-------------------------------------------------------------- ------------------- --------------------------
Sidney Ackerman(2)                                               891,726                    32.4%
Rosalyn Fine                                                     375,000                    13.6%
Janis Ackerman                                                    77,758                     2.8%
Robert Ackerman                                                   77,758                     2.8%
Lauren Ackerman                                                   77,758                     2.8%
All Executive Officers and Directors
as a Group (one person)                                          891,726                    32.4%
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

     The foregoing table is based upon 2,755,214 shares of common stock outstanding as of December 31, 2003, assuming no other changes in the beneficial ownership of the securities, except the tax-free reorganization of share capital held by the principal stockholders. The total number of shares beneficially owned by the principal stockholders, 1,500,000 shares, did not change.


Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Sidney Ackerman, President of the Company, owns all of the issued and outstanding capital stock of 966578 Ontario Inc., 1216748 Ontario Inc. and 976168 Ontario Inc. Sid Ackerman owns all of the issued and outstanding capital stock of 1369597 Ontario Inc. The Company leases space for its retail store, located in downtown Toronto, from 966578 Ontario Inc., 1216748 Ontario Inc. and 1369597 Ontario Inc. The leases call for rental payments in the amount of $25,686 per annum, plus general property taxes, payable in equal monthly installments of $2,141 for the property leased from 1216748 Ontario Inc. The lease for 966578 Ontario Inc. calls for rental payments in the amount of $25,686 per annum plus general property taxes, payable in equal monthly installments of $2,171. The lease for 1369597 Ontario Inc. calls for rental payments in the amount of $29,968 per annum plus general property taxes, payable in equal monthly installments of $2,497. The leases are for a five-year term.

     The Company has second collateral mortgages from two related companies, 1216748 Ontario Inc. and 1217576 Ontario Inc., both of which are owned by Sidney Ackerman, President. The principal amount of the loans from 1216748 Ontario Inc. and 1217576 Ontario Inc. are $199,593 and $181,032, respectively. The mortgages are secured by land and buildings and bear interest at 9% per annum and are payable on demand.

     The Company has available credit facilities up to a maximum of $3,857,000, which bear interest at rates varying between the bank's prime rate plus 0.25% and prime plus 0.75%. The credit facilities are secured by general assignments of book debts, pledge of inventory under Section 427 of the Bank Act of Canada, general security agreements providing a first floating charge over all assets, guarantees and postponement of claims to a maximum of $964,000 from the Company and its subsidiaries, guarantees from affiliated companies up to $656,000, assignment of life insurance of $1,157,000 on the lives of a key officer and assignment of fire insurance.

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

     4.3  Specimen Common Stock Certificate(3)

     4.4  Specimen Redeemable Common Stock Purchase Warrant Certificate(4)

     10.2 1998 Stock Option Plan(3)

     10.4 Form of Employment Agreement with Sidney Ackerman(3)

     10.5 Form of Employment Agreement with Alan Fine(3) 14Code of Ethics

     21   List of Subsidiaries of Registrant(1)

     31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

     31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

     32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

     (1) Incorporated by reference from registrant's Registration Statement on Form SB-2, filed on January 22, 1998.

     (2) Incorporated by reference from registrant's Registration Statement on Form SB-2, Amendment No. 1, filed on April 23, 1998.

     (3) Incorporated by reference from registrant's Registration Statement on Form SB-2, Amendment No. 2, filed on May 28, 1998.

     (4) Incorporated by reference from registrant's Registration Statement on Form SB-2, Amendment No. 3, filed on June 11, 1998.

  (b) Reports on Form 8-K.

     (1)  Changes in Registrant's certifying Accountant April 15, 2004

Item 14. PRINCIPAL ACCOUNTNAT FEEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2003 and 2002, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $52,856, and $78,515, respectively.

Audit Related Fees. We incurred no fees to auditors for audit related services during the fiscal year ended December 31, 2003 and 2002.

Tax Fees. We incurred no fees to auditors for tax compliance, tax advice and tax compliance services during the fiscal year ended December 31, 2003 and 2002.

All Other Fees. The aggregate fees billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees" for the fiscal year ended December 31, 2003 and 2002 were $14,010 and $0, respectively which fees primarily related to the Company's tax returns.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ROSEDALE  DECORATIVE PRODUCTS LTD.


                                       By/s/ SIDNEY ACKERMAN
                                         -------------------
                                       President and Director

                               Date: August 30, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



Name                          Position                                          Date

/s/ SIDNEY ACKERMAN           President Director                          August 30, 2004
-------------------
    Sidney Ackerman

/s/ NORMAN G. MAXWELL         Director, Chief Financial Officer,          August 30, 2004
---------------------
    Norman G. Maxwell         Principal Accounting Officer

/s/ KEN PAGE                  Director                                    August 30, 2004
------------
Ken Page

/s/ JANET HENDRY              Director                                    August 30, 2004
-----------------
    JANET HENDRY

                      ROSEDALE DECORATIVE PRODUCTS LIMITED
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                                  TOGETHER WITH
                         REPORT OF INDEPENDENT AUDITORS
                        (Amounts expressed in US dollars)






                             CONTENTS

Independent Auditors' Report                                             1

Consolidated Balance Sheets                                              2

Consolidated Statements of Operations                                    3

Consolidated Statements of Changes in Stockholders' Equity               4

Consolidated Statements of Cash Flows                                    5

Notes to Consolidated Financial Statements                         6  - 20

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Rosedale Decorative Products
Limited

     We have audited the accompanying consolidated balance sheets of Rosedale Decorative Products Limited (incorporated in Canada) as at December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rosedale Decorative Products Limited, as at December 31, 2003 and 2002 and the results of its operations, changes in stockholders' equity and cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

     Since the accompanying consolidated financial statements have not been prepared and audited in accordance with generally accepted accounting principles and standards in Canada, they may not satisfy the reporting requirements of Canadian statutes and regulations.

     The comparative financial statements for December 31, 2002 were audited and reported on by another firm of Chartered Accountants to which they attached their unqualified auditor's report, dated April 2, 2003.




Toronto, Canada                      CHARTERED ACCOUNTANTS
May 14, 2004

ROSEDALE DECORATIVE PRODUCTS LIMITED
Consolidated Balance Sheets
December 31, 2003 and 2002
(Amounts expressed in US dollars)


                                                                                             2003              2002
                                                    ASSETS
Current
   Cash                                                                               $ 1,312,534       $ 1,186,436
   Accounts receivable (note 4)                                                         1,399,731         3,973,605
   Inventories (note 5)                                                                 3,565,498         5,886,464
   Prepaid and sundry assets                                                              240,150           332,031
   Mortgages receivable (note 6)                                                          380,625                 -
                                                                                  ----------------------------------

                                                                                        6,898,538        11,378,536
Advances to Related Party (note 7)                                                         21,154            41,975
Mortgages Receivable (note 6)                                                            -                  312,805
Equipment (note 8)                                                                      2,390,858         4,279,689
                                                                                  ----------------------------------

                                                                                      $ 9,310,550      $ 16,013,005
                                                                                  ----------------------------------

                                                        LIABILITIES
Current
   Bank indebtedness (note 9)                                                         $ 3,676,960       $ 4,710,636
   Accounts payable and accrued charges                                                 2,302,407         4,578,251
   Income taxes payable                                                                  -                    4,145
   Advances from directors                                                               -                  919,427
                                                                                  ----------------------------------

                                                                                        5,979,367        10,212,459
Deferred Income Taxes (note 10)                                                           187,373           410,624
                                                                                  ----------------------------------

                                                                                        6,166,740        10,623,083
                                                                                  ----------------------------------

                                                         STOCKHOLDERS' EQUITY
Capital Stock (note 11)                                                                 5,029,282         5,029,355
Additional Paid-In Capital                                                                142,314           142,314
Accumulated Other Comprehensive Loss                                                      288,142          (459,997)
(Deficit) Retained Earnings                                                            (2,315,928)          678,250
                                                                                  ----------------------------------

                                                                                        3,143,810         5,389,922
                                                                                  ----------------------------------

                                                                                      $ 9,310,550      $ 16,013,005
                                                                                  ----------------------------------

APPROVED ON BEHALF OF THE BOARD


-------------------------------      ------------------------------------
          Director                                 Director

ROSEDALE DECORATIVE PRODUCTS LIMITED
Consolidated Balance Sheets
December 31, 2003 and 2002
(Amounts expressed in US dollars)


                                                                          2003             2002


    Sales                                                           $ 12,263,554     $ 21,186,170
    Cost of Sales                                                      8,050,123       12,014,307
                                                                    --------------------------------

     Gross Profit                                                      4,213,431        9,171,863
                                                                    --------------------------------

     Expenses
         General and administrative                                    2,262,340        2,767,738
         Selling and delivery                                          2,071,651        3,079,873
         Design studio                                                   614,179          770,655
         Financial                                                       234,538          230,667
         Exchange (gain) loss                                            (88,359)         681,967
         Exchange (gain) loss on foreign exchange contracts             (206,712)           7,520
         Amortization                                                    825,800        1,322,262
                                                                    --------------------------------
                                                                       5,713,437        8,860,682
                                                                    --------------------------------

    (Loss) Earnings Before the Undernoted                             (1,500,006)         311,181
     Loss on sale of subsidiary (Loss) Earnings                        1,323,715                -
                                                                    --------------------------------

    Before Income Taxes                                               (2,823,721)         311,181
                                                                    --------------------------------

        Current income taxes                                                (879)          19,459
        Future income taxes                                              171,336          127,364
                                                                    --------------------------------
                                                                         170,457          146,823
                                                                    --------------------------------

    Net (Loss) Earnings                                             $ (2,994,178)     $   164,358
                                                                    --------------------------------



     (Loss) earnings per weighted average number of
      shares outstanding - basic and diluted                       $       (1.09)    $       0.06
                                                                   ---------------------------------

 Weighted average number of shares
     outstanding - basic and diluted                                   2,755,331        2,755,514
                                                                   ---------------------------------

ROSEDALE DECORATIVE PRODUCTS LIMITED
Consolidated Statements of Operations
Years Ended December 31, 2003 and 2002
(Amounts expressed in US dollars)



                                                                 Paid in    Accumulated
                                                               Capital in      Other        Retained           Total
                                 Number of    Capital           excess of   Comprehensive   Earnings       Stockholders'
                                  Shares       Stock            Par Value       Loss        (Deficit)          Equity
                               -----------------------------------------------------------------------------------------
Balance, December 31, 2001       2,755,514    $ 5,029,355       $ 142,314     $ (509,109)     $ 513,892     $ 5,176,452

Foreign exchange on
  translation                            -              -               -         49,112              -          49,112

Net income                               -              -               -              -        164,358         164,358
                              ------------------------------------------------------------------------------------------


Balance, December 31, 2002       2,755,514    $ 5,029,355       $ 142,314     $ (459,997)     $ 678,250     $ 5,389,922
                              ------------------------------------------------------------------------------------------






Balance, December 31, 2002       2,755,514    $ 5,029,355       $ 142,314     $ (459,997)     $ 678,250     $ 5,389,922

Repurchase of treasury
 stock                                (300)           (73)              -              -              -             (73)

Foreign exchange on
  translation                            -              -               -          748,1                        748,139

Net income                               -              -               -              -     (2,994,178)     (2,994,178)
                              ------------------------------------------------------------------------------------------


Balance, December 31, 2003       2,755,214    $ 5,029,282       $ 142,314      $ 288,142    $(2,315,928)    $ 3,143,810
                              ------------------------------------------------------------------------------------------


ROSEDALE DECORATIVE PRODUCTS LIMITED
Consolidated Statements of Cash Flows
Years Ended December 31, 2003 and 2002
(Amounts expressed in US dollars)



                                                                                          2003              2002
Cash Flows from Operating Activities
   Net (loss) earnings                                                              $ (2,994,178)  $        164,358
                                                                                  ----------------------------------
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of equipment                                                           825,800          1,322,265
     Loss on sale of subsidiary                                                        1,323,715                  -
     Net assets of subsidiary                                                         (1,652,274)                 -
     Exchange (gain) loss on foreign exchange contracts                                 (206,712)             7,520
     Accounts receivable                                                               2,573,871           (125,935)
     Inventory                                                                         2,320,963           (216,755)
     Prepaid expenses and sundry assets                                                   91,881             40,427
     Accounts payable and accrued charges                                             (2,069,124)           302,188
     Income taxes recoverable                                                             (4,145)            49,170
     Future income taxes                                                                (223,250)           127,364
                                                                                  ----------------------------------
                                                                                       2,980,725          1,506,244
                                                                                  ----------------------------------
                                                                                         (13,453)         1,670,602
                                                                                  ----------------------------------

Cash Flows from Investing Activities
   Acquisition of equipment                                                           (1,457,413)        (1,893,433)
   Proceeds on disposal of equipment                                                   2,520,444                  -
   Mortgages receivable                                                                  (67,822)                 -
   Proceeds from sale of subsidiary                                                      328,554                  -
                                                                                  ----------------------------------

                                                                                       1,323,763         (1,893,433)
                                                                                  ----------------------------------

Cash Flows from Financing Activities
   Repayment of bank indebtedness                                                     (1,033,676)          (224,332)
   Repayment of advances from directors                                                 (919,423)          (243,358)
   Proceeds from (repayment of) advances from related party                                20,821           (42,170)
   Purchase of treasury stock                                                                (73)                 -
   Foreign currency exchange rate changes                                                748,139             21,674
                                                                                  ----------------------------------

                                                                                      (1,184,212)          (488,186)
                                                                                   ----------------------------------

Net Increase (Decrease) in Cash                                                          126,098           (711,017)
Cash - beginning of year                                                               1,186,436          1,897,453
                                                                                  ----------------------------------

Cash - end of year                                                                   $ 1,312,534       $  1,186,436
                                                                                  ----------------------------------


Interest and Income Taxes Paid
During the year, the company had cash flows arising from interest and income taxes paid as follows:

   Interest paid
                                                                                      $  201,616      $    230,608
   Income taxes paid                                                                  $        -      $     32,170

ROSEDALE DECORATIVE PRODUCTS LIMITED
Notes to Consolidated Financial Statements December 31,
2003 and 2002
(Amounts expressed in US dollars)


1. Sale of a Wholly-Owned Subsidiary

In July 2002, the Company filed a Proxy Statement with the Securities and Exchange Commission ("SEC") for approval by the stockholders of the sale of one of its wholly-owned subsidiaries, Rosedale Wallcoverings & Fabrics Inc. ("Rosedale"), to the Chairman of the Board and Chief Executive Officer, Mr. Alan Fine. Stockholder approval of the sale of Rosedale was received on March 14, 2003. A resolution by the Board of Directors authorized the transfer of all of the issued and outstanding shares in the capital of Rosedale to Mr. Alan Fine on March 24, 2003.

The terms, conditions and impact to the Company resulting from the proposed transaction is fully set out in the proforma financial statements included in the aforementioned Proxy Statement.

The pro-forma impact of the sale on the 2003 and 2002 financial statements is as follows:

                                                                              Audited Adjustments         Pro-forma
                                                                ----------------------------------------------------
      2003
      Current assets                                                 $ 6,898,538  $                     $ 6,898,538
                                                                                               -
      Total assets                                                     9,310,550               -          9,310,550
      Sales                                                           12,263,554      (1,838,656)        10,424,898
      Gross profit                                                     4,213,431        (650,239)         3,563,192
      Net earnings (loss)                                            (2,994,178)         (39,679)        (3,033,857)
      Net earnings (loss) per share                                       (1.09)           (0.01)             (1.10)

      2002

      Current assets                                                $ 11,378,536    $ (4,696,760)       $ 6,681,776
      Total assets                                                    16,013,005      (6,967,544)         9,045,461
      Sales                                                           21,186,170      (9,887,432)        11,298,738
      Gross profit                                                     9,171,863      (3,831,030)         5,340,833
      Net earnings (loss)                                                164,358        (168,447)            (4,089)
      Net earnings (loss) per share                                         0.06           (0.06)                 -


ROSEDALE DECORATIVE PRODUCTS LIMITED
Notes to Consolidated Financial Statements December 31,
2003 and 2002
(Amounts expressed in US dollars)



2. Summary of Significant Accounting Policies


The accounting policies of the Company are in accordance with United States of America generally accepted accounting principles and their basis of application is consistent with that of the previous year. Outlined below are those policies considered particularly significant:

   a) Basis of Presentation

          The consolidated financial statements include the accounts of Rosedale
          Decorative   Products  Ltd.  ("the  Company")  and  its  wholly  owned
          subsidiary, Ontario Paint and Wallpaper Limited ("Ontario").

     All material inter-company accounts and transactions have been eliminated.

   b) Principal Activities



     The Company, which was incorporated in Canada on May 14, 1997, is principally engaged in the designing, manufacturing and marketing of wallpapers and decorative fabrics in Canada, U.S. and Europe through its operating subsidiary, Ontario. Ontario was incorporated in Canada on December 31, 1971.


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

   f) Inventory

     Inventory is valued at the lower of cost and net realizable value. Cost is determined on the first-in, first-out basis.

ROSEDALE DECORATIVE PRODUCTS LIMITED
Notes to Consolidated Financial Statements December 31,
2003 and 2002
(Amounts expressed in US dollars)





2. Summary of Significant Accounting Policies (cont'd)

   g) Equipment and Amortization


     Equipment is stated at cost less accumulated amortization. Amortization, based on the estimated useful lives of the assets, is provided as follows:


             Furniture and equipment        20%    declining balance declining
             Computer equipment             30%    balance declining balance
             Automobile                     30%    straight-line over 10 years
             Leasehold improvements
             Cylinders and designs


   h) Income Taxes

     The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

   i)   Foreign Currency Translation

     The company is a foreign private issuer and maintains its books and records in Canadian dollars (the functional currency). The financial statements are converted to US dollars as the company has elected to report in US dollars consistent with Regulation S-X, Rule 3-20. The translation method used is the current rate method which is the method mandated by SFAS No. 52 where the functional currency is the foreign currency. Under the current method all assets and liabilities are translated at the current rate, stockholders' equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the year.

     Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in accumulated other comprehensive income. Foreign currency transaction gains and losses are recognized in operations.

ROSEDALE DECORATIVE PRODUCTS LIMITED
Notes to Consolidated Financial Statements December 31,
2003 and 2002
(Amounts expressed in US dollars)





2. Summary of Significant Accounting Policies (cont'd)

   j) Earnings or Loss Per Share

     The Company accounts for earnings per share pursuant to SFAS No. 128, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. The stock options discussed in Note 11 could potentially dilute earnings per share in the future but were not included in diluted loss per share since they would be anti-dilutive for the periods presented.



   k) Revenue Recognition

     Sales represent the invoiced value of goods supplied to customers. Sales are recognized upon the passage of title to the customers.


   l) Use of Estimates


     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.


   m) Asset Impairments


     The  Company  evaluates  the  propriety  of  the  carrying  amounts  of its long-lived assets at least annually, or when current events and circumstances indicate a potential impairment. The Company believes that there are no significant impairments of the carrying amounts of such assets and no reduction in their estimated useful lives is warranted.


   n) Stock-Based Compensation


     In December 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued. It introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize stock-based compensation expenses to employees based on the new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing accounting rules in Accounting Principles Board Option No. 25, Accounting for stock issued to employees. However, SFAS No. 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share under the new method. The company has adopted the disclosure provisions of SFAS No. 123.

ROSEDALE DECORATIVE PRODUCTS LIMITED
 Notes to Consolidated Financial Statements December 31,
 2003 and 2002
(Amounts expressed in US dollars)





2. Summary of Significant Accounting Policies (cont'd)

   Derivative Instruments and Hedging Activities

     The Company uses derivative financial instruments to reduce the exposure to adverse fluctuations in foreign exchange rates. When entered into, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. The Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument's change in fair value is immediately recognized in earnings. All of the Companies derivatives are straightforward over-the-counter instruments with liquid markets. The Company does not enter into derivative financial instruments for trading purposes.

     On January 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 was further amended by SFAS No. 149. SFAS No. 149, which did not have a material impact effect on our financial statements, became effective beginning July 1, 2003. These statements require the Company to recognize all derivative instruments as either assets or liabilities in our balance sheets at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. At the inception of the hedging relationship, the Company must designate the derivative instrument as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. This designation is based upon the exposure being hedged.


3.  Comprehensive  (Loss) Income

    The components of  comprehensive  income are as follows:


                                                    2003             2002
      Net (loss) earnings                   $ (2,994,178)       $ 164,358
      Foreign currency translation               748,139           49,112
                                        ----------------------------------

      Comprehensive (loss) income           $ (2,246,039)      $  213,470
                                        ----------------------------------

ROSEDALE DECORATIVE PRODUCTS LIMITED
Notes to Consolidated Financial Statements December 31,
 2003 and 2002
(Amounts expressed in US dollars)





4. Accounts Receivable

     The activity for the allowance for doubtful accounts is as follows for the years ended December 31, 2003 and 2002:


                                                                 2003              2002



      Beginning balance                               $       342,970      $    370,387
      Provision                                               166,756             4,670
      Write-offs, net of recoveries                           (33,988)          (32,087)
                                                      ----------------------------------

      Ending balance                                  $       475,738      $    342,970
                                                      ----------------------------------



     The Company carries accounts receivable at the amounts it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimated.


5. Inventories


                                            2003              2002
      Finished goods                 $ 3,565,498       $ 5,175,408
      Raw materials                       -                711,056
                                 ----------------------------------

                                     $ 3,565,498       $ 5,886,464
                                 ----------------------------------



6. Mortgages Receivable

     The mortgages receivable are due from two companies owned by a shareholder of the parent company. The mortgages bear interest at 9%, are secured by second collateral mortgages over real property and are payable on demand. The terms of the mortgages changed during the year. The repayments are expected to be fully received by October 31, 2004. Approximately $116,000 was received in April 2004.



7. Advances to Related Party


The advances to a company owned by a shareholder of the parent company are non-interest bearing and are expected to be repaid during 2004.

 ROSEDALE DECORATIVE PRODUCTS LIMITED
 Notes to Consolidated Financial Statements
 December 31, 2003 and 2002
 (Amounts expressed in US dollars)



8. Equipment

                                                                           2003                             2002
                                              Accumulated                                            Accumulated
                                              Cost Amortization                             Cost    Amortization
                                              ----------------------------------------------------------------------

      Furniture and fixtures                  $       425,684   $       334,686   $      587,704   $        474,984
      Computer equipment                              444,900           351,440          720,890            513,730
      Automobile                                       49,876            39,116           40,989             28,357
      Leasehold improvements                          575,473           118,069          316,684             96,005
      Cylinders and designs                         3,633,929         1,895,693        7,251,966          3,525,468
                                              ----------------------------------------------------------------------

                                                  $ 5,129,862       $ 2,739,004      $ 8,918,233        $ 4,638,544
                                              ----------------------------------------------------------------------


      Net carrying amount                                           $ 2,390,858                         $ 4,279,689
                                                                -------------------                -----------------



9. Bank Indebtedness


     The Company has available an operating line of credit to a maximum of $3,857,000 ($5,000,000 Canadian) of which $3,538,000 (2002 - $4,711,000)
     was utilized at year end. The operating line bears interest based on a "funded debt to EBITA ratio" and the interest rate ranges between the National Bank of Canada's prime plus 0.25% to its prime plus 0.75%. The debt is secured by a general assignment of book debts, a pledge of inventories under section 427 of the Bank Act, a general security agreement providing a first floating charge over all assets of the Company, a guarantee and postponement of claim of up to a maximum of $964,000 ($1,250,000 Canadian) from the parent company supported by an assignment of a $154,000 ($200,000 Canadian) cash deposit, guarantees from related companies of up to a maximum of $656,000 ($850,000 Canadian) supported by first collateral mortgage of up to $656,000 ($850,000 Canadian), an assignment of life insurance of $1,157,000 ($1,500,000 Canadian) on the life of a key director, postponement of claim from director and an assignment of fire insurance.

     The  provisions  under  the  banking   agreement  require  the  Company  to
     periodically meet certain restrictive financial covenants and margin requirements. As at December 31, 2003, the Company was not in compliance with the current ratio, capital expenditure and margin requirement. The Company's banker has acknowledged the breaches that exist and the Company's banker have, subsequent to year end, renewed the banking facilities.

ROSEDALE DECORATIVE PRODUCTS LIMITED
Notes to Consolidated Financial Statements December 31,
2003 and 2002
(Amounts expressed in US dollars)






10. Income Taxes

     Deferred income tax assets and liabilities are recognized on temporary differences between the financial and tax bases of the equipment in note 8.

      The provision for income taxes has been computed as follows:
                                                                                           2003              2002


      Expected income tax recovery at the statutory rate
        of 33.12% (2002 - 36.60%)                                                     $ (583,946)        $  66,859

      Tax effect of expenses that are not deductible for
        income tax purposes (net of other amounts
        deductible for tax purposes)                                                       8,169            19,893

      Tax effect of differences in the timing of deductibility of items for income tax purposes:

        Differences between amortization and capital
            cost allowance                                                               (32,342)         (239,713)

        Previously recognized non-capital tax losses                                     145,558                 -

        Rate change                                                                      (26,098)                -

        Loss on disposal of subsidiary                                                    40,815                 -
                                                                                  ----------------------------------
                                                                                        (447,844)         (152,961)
      Utilization of non-capital tax losses to offset
        current taxable income                                                                 -           104,494

      Non-capital tax losses available to offset future
        taxable income, as described below                                               618,301           195,290
                                                                                  ----------------------------------

      Provision for income taxes                                                  $      170,457      $    146,823
                                                                                  ----------------------------------

ROSEDALE DECORATIVE PRODUCTS LIMITED
Notes to Consolidated Financial Statements December 31,
2003 and 2002
(Amounts expressed in US dollars)



10. Income Taxes (cont'd)


      The components of deferred income taxes are as follows:
                                                                                             2003              2002
      Deferred income tax liabilities:
        Equipment                                                                $       502,817  $        855,730
      Deferred income tax assets:
        Non-capital tax loss carry-forward                                                     -          (129,944)
        Unused financing fee deductions                                                 (315,444)         (315,162)
                                                                                  -----------------------------------

      Deferred income taxes                                                      $       187,373  $        410,624
                                                                                  -----------------------------------

     Due to the losses incurred in the current year, the deferred tax asset resulting from the non-capital tax losses available for carryforward, as recognized in the prior year, do not meet the criteria that the realization of such assets is 'more likely than not'. This previously recognized deferred tax asset has been written off in the current year. The unused tax losses available for carryforward expire as follows:

           2009                                      $       667,214
           2010                                              303,102
           2011                                            1,648,704
           2012                                              552,583
           2013                                            2,115,187
                                                     ----------------

                                                     $     5,286,790
                                                     ----------------


11. Capital Stock

     Authorized

     An unlimited amount of common and preference  shares

     The preference shares are issuable in series upon approval by the directors
     with  the  appropriate  designation,   rights,  privileges  and  conditions
     attaching to each share of such series.



                                                                                             2003            2002
       Issued
            2,786,714 common shares                                                   $ 5,061,956       $ 5,061,956
            31,500 treasury shares (2002 - 31,200)                                        (32,674)          (32,601)
                          expired warrants (2002 - 1,265,000 warrants)                    142,314           142,314
                                                                                   ---------------------------------

                                                                                      $ 5,171,596       $ 5,171,669
                                                                                   ---------------------------------

ROSEDALE DECORATIVE PRODUCTS LIMITED
 Notes to Consolidated Financial Statements December 31,
 2003 and 2002
(Amounts expressed in US dollars)





11. Capital Stock (cont'd)

      The following transactions occurred during the year:

     a) On May 8, 2000, the Company announced that it was implementing a repurchase program for up to 200,000 of its common shares. During 2000, the Company re-purchased 22,400 of its common shares.

     b)   During 2001, the Company  repurchased  8,800 of its common shares.

     c)   During 2003, the Company repurchased 300 of its common shares.

     d)   During 2003,  the 1,265,000  warrants  expired.  Employee Stock Option
          Plan.

     The company has adopted a Stock Option Plan (the 1998 Plan), pursuant to which 750,000 of common shares are reserved for issuance.

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

     Options granted under the 1998 Plan, by the directors of the compensation committee or the board, may be exercised either with cash, common shares having a fair market equal to the cash exercise price, the participants personal recourse note, or with an assignment to the company of sufficient proceeds from the sale of the common shares acquired upon exercise of the Options with an authorization to the broker or selling agent to pay that amount to the company, or any combination of the above.

     Options under the 1998 Plan must be issued within ten years from the effective date of the 1998 Plan.

     Any unexercised options that expire or that terminate upon an employees ceasing to be employed by the Company become available again for issuance under the 1998 Plan.

ROSEDALE DECORATIVE PRODUCTS LIMITED
 Notes to Consolidated Financial Statements December 31,
 2003 and 2002
(Amounts expressed in US dollars)


11. Capital Stock (cont'd)


     The 1998 Plan may be terminated or amended at any time by the board of directors, except that the number of shares of common shares reserved for issuance upon the exercise of options granted under the 1998 Plan may not be increased without the consent of the stockholders of the Company.

                                                                                        Shares
                                                                       Shares           Subject
                                                                      Available        for grant          Option
                                                                      Options           Prices              to
                                                                     -----------       ---------          -------

     Outstanding at December 31, 2001 615,000 135,000 $ 1.00
     Granted                                                               -                 -                 -

     Exercised                                                             -                 -                 -

     Expired                                                               -                 -                 -

     Cancelled                                                             -                 -                 -
                                                                      --------------------------------------------


     Outstanding at December 31, 2002
     Granted                                                         615,000           135,000              1.00

     Exercised                                                             -                 -                 -

     Expired                                                               -                 -                 -

     Cancelled                                                       135,000          (135,000)                -


     Outstanding at December 31, 2003                                750,000                 -            $ 1.00


 During the fiscal year, no options were granted or exercised.

     The remaining life of the stock option plan as of December 31, 2003 is 4.7 years.

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

ROSEDALE DECORATIVE PRODUCTS LIMITED
Notes to Consolidated Financial Statements December 31,
2003 and 2002
(Amounts expressed in US dollars)



11. Capital Stock (cont'd)



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


      These warrants expired in 2003.


12. Related Party Transactions

The following table summarizes the Company's related party transactions for the year:


                                                                                             2003             2002
     Revenue
        Mortgage interest received from a company owned by a
           shareholder of the parent company                                             $ 31,680       $   28,275

     Expenses
        Rent paid to a company owned by a shareholder of the
           parent company                                                                  87,406           49,658

        Purchases from a company owned by a shareholder of
           the parent company                                                                   -          157,886



These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Included in accounts payable is $nil (2002 - $20,008) from a company owned by a shareholder of the parent company.

ROSEDALE DECORATIVE PRODUCTS LIMITED
 Notes to Consolidated Financial Statements December 31,
 2003 and 2002
(Amounts expressed in US dollars)



13. Segmented Information

The company has adopted SFAS No. 131 - "Disclosures About Segments of Enterprise and Related Information". Ontario is engaged primarily in the marketing and distribution, while Rosedale was engaged primarily in the design, manufacturing, marketing, and distribution of wallpaper and designer fabrics. These products are regarded as one segment by the company. As the company's reportable segment has been organized around its principal products, disclosure of revenue by product is not required. The breakdown of relevant financial information is as follows:


                                                 Domestic           Canada             Other             Total
                                         ----------------------------------------------------------------------
2003
Assets                                   $        409,793      $ 8,031,639       $   869,118       $ 9,310,550
Sales, net                                      5,587,463        6,157,479           518,612        12,263,554
Net loss                                       (1,364,193)      (1,503,364)         (126,621)       (2,994,178)
2002
Assets                                        $ 3,364,335      $ 8,760,130       $ 3,888,540      $ 16,013,005
Sales, net                                     13,202,250        6,579,261         1,404,659        21,186,170
Net earnings                                      102,384           51,081            10,893           164,358

Transactions with major customers and suppliers are as follows:

                                                                                        2003              2002
Sales                                                                            $ 4,241,870       $ 5,558,582
% of total sales                                                                         35%               26%
Included in accounts receivable                                                  $   325,756       $ 1,242,685
Purchases                                                                        $ 3,860,120       $ 7,894,193
% of total purchases                                                                     63%               62%
Included in accounts payable                                                     $ 1,076,392       $ 2,664,783



14. Economic Dependence


The Company is economically dependant on Norwall Group Inc., its main supplier and manufacturer of wallpaper. Approximately 32% (2002 - 35%) of the Company's purchases are made from this supplier.

ROSEDALE DECORATIVE PRODUCTS LIMITED
 Notes to Consolidated Financial Statements December 31,
 2003 and 2002
(Amounts expressed in US dollars)


15. Commitments


The Company has issued guarantees secured by general security agreements for the loan made by the Laurentian Bank of Canada to 1369597 Ontario Inc. As at year end, the indebtedness of these companies amounted to approximately $766,000. These loans were made to purchase life insurance, a portion of which represents the key man life insurance policies for which the company is beneficiary. The Company has a standby letter of credit in favour of the Laurentian Bank in the amount of $197,000.



16. Lease Commitments


The Company is committed to lease obligations for premises. Future minimum annual payments (exclusive of taxes, insurance and maintenance costs) under these leases are as follows:


       2004                                      $       268,829
       2005                                               87,929
       2006                                               87,929
       2007                                               87,929
                                                 ----------------
                                                 $       532,616
                                                 ----------------

The lease on the warehouse expires October 31, 2004. The Company is in the process of renegotiating the lease.

The Company is committed to lease obligations for equipment. Future minimum annual payments under these leases are as follows:


                2004 $ 5,220 2005 5,220 2006                2,610
                                                  ----------------
                                                   $       13,050

The Company is committed to lease obligations for vehicles. Future minimum annual payments under these leases are as follows:

          2004          $ 23,439
          2005          $  6,613
          2006          $  6,613
          2007          $  6,613
          2008          $  6,613

                        $ 49,891

ROSEDALE DECORATIVE PRODUCTS LIMITED
Notes to Consolidated Financial Statements December 31,
2003 and 2002
(Amounts expressed in US dollars)




17. Financial Instruments


Foreign Exchange Contracts


As at December 31, 2003, the Company had outstanding foreign exchange contracts to sell U.S. dollars to the National Bank of Canada to hedge against fluctuations in foreign currency. The purpose of the Company's hedging activities is to protect it from the risk that the eventual dollar net cash inflows resulting from the sale and purchase of products in foreign currencies will not be adversely affected by changes in exchange rates. It is the Company's policy to use derivative financial instruments to reduce foreign risks. Fluctuations in the value of these hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged. For the year ended December 31, 2003, the Company has identified that these contracts act as hedges against the anticipated transactions to which they relate. The related realized and unrealized gains or losses, if any, are reported in the statements of cash flows and operations.

Credit Risk Management

The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies which includes the analysis of the financial position of its customers and the regular review of their credit terms. Approximately 29% of the Company's sales were made to two customers. The Company continues to actively expand its customer base and markets.

18. Comparative Information

Certain figures for the year ended December 31, 2002 have been reclassified to conform with the current year's financial statement presentation.