Form 10QSB
period 2004-03-31
ROSEDALE DECORATIVE PRODUCTS LTD
filed 2004-08-30
CIK 1051357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2004

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



     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

     As of March 31, 2004, 2,755,214 shares of Common Stock, no par value per share, of Rosedale Decorative Products Ltd. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION



Item 1.  Financial Statements

                        ROSEDALE DECORATIVE PRODUCTS LTD.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

                                   (Unaudited)


                                TABLE OF CONTENTS


 Interim Consolidated Balance Sheets as of March 31, 2004
     and December 31, 2003                                                      3 - 4

 Interim Consolidated Statements of Operations for the three months ended
     March 31, 2004 and March 31,2003                                               5


 Interim Consolidated Statements of Cash Flows for the three months ended
     March 31, 2004 and March 31, 2003                                          6 - 7

 Interim Consolidated Statements of Stockholders' Equity for the three months
     ended March 31, 2004 and December 31, 2003                                     8

 Condensed Notes to Interim Consolidated Financial Statements                       9


ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of March 31, 2004 and December 31, 2003
(Amounts expressed in US dollars)
(Unaudited)



                                                                       2004              2003


                                                                         $                $

                                                        ASSETS
       CURRENT ASSETS

           Cash                                                     756,218         1,312,534
           Accounts receivable                                    2,033,141         1,399,731
           Inventory                                              3,565,845         3,565,498
           Prepaid expenses and sundry assets                       227,521           240,150
           Income taxes recoverable                                 376,328                 -
                                                                ------------      ------------
                                                                  6,959,053         7,249,033

       ADVANCES FROM RELATED PARTY                                   23.482            21,154

       MORTGAGES RECEIVABLE                                                           380,625

       EQUIPMENT                                                  2,348,862         2,390,858
                                                                ------------      ------------

                                                                  9,331,397         9,310,550
                                                                ============      ============

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of March 31, 2004 and December 31, 2003
(Amounts expressed in US dollars)
(Unaudited)



                                                                       2004              2003

                                                                         $                 $

                                                      LIABILITIES
       CURRENT LIABILITIES

        Bank indebtedness                                         3,553,725         3,676,960
        Accounts payable and accrued expenses                     2,833,661         2,302,407

                                                                 ------------    ------------

                                                                  6,387,386         5,979,367

       DEFERRED INCOME TAXES                                        181,270           187,373

                                                                 ------------    ------------
                                                                  6,568,656         6,166,740


                                                 STOCKHOLDERS' EQUITY

       COMMON STOCK                                               5,029,282         5,029,282

       ADDITIONAL PAID-IN CAPITAL                                   142,314           142,314

       ACCCUMULATED OTHER COMPREHENSIVE LOSS                        227,400           288,142

       DEFICIT                                                   (2,636,255)       (2,315,928)
                                                                 ------------    ------------

                                                                  2,762,741         3,143,810
                                                                 ------------    ------------
                                                                  9,331,397         9,310,550
                                                                 ============    ============




          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Operations
For the period ended March 31, 2004 and March 31, 2003
(Amounts expressed in US dollars)
(Unaudited)


                                                                               Three-months        Three-months
                                                                                  ended               ended
                                                                                 March 31,           March 31,
                                                                                   2004                2003

                                                                                    $                   $

       SALES                                                                     2,321,229           3,042,423

       COST OF SALES                                                             1,458,397           1,798,848

                                                                                ------------       ------------
       GROSS PROFIT                                                                862,832           1,243,575
                                                                                ------------       ------------

       OPERATING EXPENSES

           General and administrative                                              438,450             406,484
           Selling                                                                 502,772             498,043
           Design studio                                                            48,343              91,061
           Book development costs (recovery)                                        56,913              49,675
           Amortization                                                            159,015             162,631
           Interest expense
           Exchange gain on foreign exchange contracts                             (24,928)            (57,356)

           Gain on exchange                                                        (42,992)                  -
                                                                                ------------       ------------

       TOTAL OPERATING EXPENSES                                                  1,183,158           1,186,576
                                                                                ------------       ------------

       NET (LOSS) INCOME                                                          (320,326)             56,999
                                                                                ============       ============


       Basic and Diluted Net Income (Loss) Per Share                                 (0.12)               0.02
                                                                                ============       ============
       Weighted average number of common shares
           outstanding                                                           2,755,214           2,755,514
                                                                                ============       ============



          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
For the period ended March 31, 2004 and March 31, 2003
(Amounts expressed in US dollars)
(Unaudited)

                                                                                 Three-months        Three-months
                                                                                     ended               ended
                                                                                    March 31,           March 31,
                                                                                      2004                2003

                                                                                        $                   $

       Cash flows from operating activities:

           Net loss                                                               (320,326)         (1,298,739)
                                                                                ------------       ------------

           Adjustments to reconcile net income (loss) to net cash used in operating activities:

           Loss on sale of subsidiary
                                                                                         -           1,397,632
           Amortization of property, plant and equipment                           159,015             356,403
           Exchange gain on foreign exchange contracts                             (24,928)            (33,047)
           (Increase) decrease in accounts receivable                             (646,011)           (642,991)
           (Increase) decrease in inventory                                        (59,448)            641,733
           (Increase) decrease in prepaid expenses and sundry assets               (30,194)             (7,001)
           Increase (decrease) in accounts payable and accrued expenses            554,498            (844,510)
           Increase (decrease) in income taxes payable                              (3,968)             (3,464)

                                                                                ------------       ------------
                Total adjustments                                                  (51,036)            864,755
                                                                                ------------       ------------

           Net cash used in operating activities                                  (371,362)           (433,984)

                                                                                ------------       ------------
       Cash flows from investing activities:

           Proceeds from sale of subsidiary
                                                                                         -             346,899
           Purchase of property, plant and equipment                              (144,086)           (406,582)
                                                                                ------------       ------------

           Net cash used in investing activities                                  (144,086)            (59,683)
                                                                                ------------       ------------

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
For the period ended March 31, 2004 and March 31, 2003
(Amounts expressed in US dollars)
(Unaudited)


                                                                                Three-months       Three-months
                                                                                  ended               ended
                                                                                 March 31,           March 31,
                                                                                   2004                2003
                                                                                                    (restated)
                                                                                    $                   $

       Cash flows from financing activities:

            (Repayment of) proceeds from bank indebtedness                        55,395            357,669
            Repayment of loans with affiliated companies                         (13,963)           (10,581)
            Repayment of loans to stockholders & directors                             -           (358,608)
                                                                              ------------       ------------

            Net cash used in financing activities                                 41,432            (11,520)
                                                                              ------------       ------------

       Effect of foreign currency exchange rate changes                           56,664             74,299
                                                                              ------------       ------------

       Net increase (decrease) in cash and cash equivalents                     (417,352)          (430,888)
       Cash and cash equivalents, beginning of year                            1,173,570          1,186,436

                                                                              ------------       ------------
       End of three month period ended March 31                                  756,218            755,548

                                                                              ============       ============
       Income taxes paid                                                               -                  -

                                                                              ============       ============
       Interest paid                                                              37,123             51,903
                                                                              ============       ============


          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of changes in Stockholders' Equity For the period ended March 31, 2004 and December 31, 2003
(Amounts expressed in US dollars)
(Unaudited)

                                    Common                                                                             Accumulated
                                     Stock         Common        Additional                                               Other
                                 Number of         Stock          Paid-in        Retained                             Comprehensive
  Income (loss)                     Shares         Amount         Capital        Earnings(deficit)    Comprehensive   Income (loss)
---------------------------  -------------    --------------     -----------     ------------------   -------------    ------------
                                                     $               $                  $                 $                 $

Balance as of December 31,
    2002                         2,755,514        5,029,355         142,314              678,250                 -        (459,997)

  Repurchase for Treasury
    Stock                             (300)             (73)              -                    -                 -               -

  Foreign currency translation           -                -               -                    -           748,139         748,139

     Net income for the year             -                -               -           (2,994,178)       (2,994,178)              -

                             -------------    --------------     -----------     ------------------   -------------    ------------
Balance as of December 31,
    2003                         2,755,214        5,029,282         142,314           (2,315,928)       (2,246,039)        288,142

Foreign currency translation             -                -               -                    -          (124,507)       (124,507)

Net loss for the
     three-month period to
     March 31, 2004                      -                -               -             (320,326)         (320,326)              -

                             -------------    --------------      -----------     ------------------   -------------   ------------
Balance as of March 31,
    2004                         2,755,214        5,029,282         142,314           (2,636,255)         (444,833)        227,400
                             =============    ==============     ============     ==================   =============   ============




          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Condensed Notes to Consolidated Financial Statements
As of March 31, 2004
(Amounts expressed in US dollars)
(Unaudited)



1.   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

     The unaudited consolidated financial statements include the accounts of Rosedale Decorative Products Ltd. ("the company") and its wholly owned subsidiary, Ontario Paint and Wallpaper Limited ("Ontario").

     All material inter-company accounts and transactions have been eliminated.



2.   CONTINGENCIES



     a) The company has issued a guarantee secured by a general security agreement for the loan made by the Laurentian Bank of Canada to 1369597 Ontario Inc. As at year-end, the indebtedness of this company amounted to $632,000. This loan was made to purchase life insurance, a portion of which represents the keyman life insurance policy for which the company is beneficiency.

     b) The company has issued standby letters of credit in favour of the Laurentian Bank of Canada in the amount of $194,000.


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

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operation

Three months ended March 31, 2004 as compared to three months ended March 31, 2003.

Revenues for the three months ended March 31, 2004 were $2,321,229, a 23.7% decrease over prior year revenues of $3,042,423. This decrease resulted mainly from the deterioration of the wallpaper market in North America. The whole industry has shown a major slowdown in the first part of the year. It is anticipated that a turnaround may occur in the latter part of 2004. We also have not launched new collections into the market due to this slowdown.

Gross profits as a percentage of revenue for the three months ended March 31, 2004 was 37.2%, as compared to the same period one-year ago of 40.9%. This decrease in gross profit margins can be attributed to a change in the sales mix with lower sales volume to the U.S. Also, the U.S. dollar has dropped significantly against the Canadian dollar which affects our margins.

Selling expenses have increased by 0.9% to $502,772 for the three-month period ended March 31, 2004 as compared to $498,043 for the same period last year. This minimal increase relates to general inflation costs especially in freight costs due to fuel surcharges being applied by all carriers. Steps have been taken to reduce sales expenses in the last half of 2004, as we have laid off sales reps, cut promotional costs, travel and certain pay reductions have been instituted.

General and administrative expenses for the Company increased by 7.8%, to $438,450 for the three months period ended March 31, 2004 from $498,043 for the three months ended March 31, 2003. Reductions in salaries were offset by higher insurance costs for both commercial coverage and directors and officers' coverage. Further cuts have been put in place to reduce expenses as a whole. These savings will show in the last half of the year.

The Company develops wallpaper sample books, which are created for each collection and sold through distributors. The majority of expenditures for the creation of sample books are incurred in the quarter before the introduction of a collection. Some expenditures are incurred as early as six to eight months in advance. Revenues generated from the sales of sample books are netted from the costs incurred in the same period and the net amount is shown on the income statement. Because expenditures are made in the quarter before the launch of a collection, there is not always a matching of revenues and expenses e.g. costs for a January launch would be recorded in the previous year. The Company ensures that there are firm orders in place from customers before significant expenditures are incurred to produce the sample books. Therefore, there is little speculative risk in their production. Book development costs for the three-month period ended March 31, 2004 was $56,913 compared to $49,675 for the same period last year. This increase can be attributed the exchange difference in the U.S. dollar as the Canadian value remained the same. The market is very competitive and retailers are looking for more concessions, especially on books. As these sample books are our silent salesperson, it is imperative that we keep our books in the marketplace and on top of the counters.

Design studio expenses for the Company decreased by 47.0% to $48,343 for the three months ended March 31, 2004 versus $91,061 for the same period last year. This decrease is attributable to the closing of Ontario's design studio in January 2004.

Operating loss for the three months ended March 31, 2004 decreased to $342,661 from income of $35,681 for the three months ended March 31, 2003. This relates to the decrease in sales.

Interest expense for the Company for the three months ended March 31, 2004 increased to $45,585 from $36,037 for the three months ended March 31, 2003. This increase in interest expense is attributable to increased average borrowings for the quarter.

The net loss for the three months ended March 31, 2004 was $320,326 as compared to net income of $56,999 for the three months ended March 31, 2003. Again, this is attributable to the decrease in sales. Management has taken steps to cut approximately $1,375,000 from expenses on an annualized basis. Approximately 60% will show in the later part of this year.

Basic and diluted loss per share for the three months ended March 31, 2004 were $0.12 compared to income of $0.02 for the same period last year. Earnings per share were calculated based on the weighted average number of common shares as of March 31, 2004 of 2,755,514 and March 31, 2003 of 2,755,214 and shares.



Liquidity and Capital Resources

The Company had a negative net change in cash of $427,086 for the three months ended March 31, 2004 with the net loss creating the majority of the movement.

Cash flows used in investing activities for the three months ending March 31, 2004 were $144,086. Planned capital addition for cylinders, designs and engravings for new collections were purchased during the quarter plus additional leaseholds to improve the retail operation.

Item 3. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits


Exhibit 31.1 - Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of CEO pursuant to 18 U.S.C.  Section 1350
Exhibit 32.1 - Certification of CFO pursuant to 18 U.S.C.  Section 1350

     b) Reports on Form 8-K

          1) Changes in Registrants certifying accountant April 15, 2004

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ROSEDALE DECORATIVE PRODUCTS LTD.


Date:    August 30, 2004                       By:   /s/ Sidney Ackerman
                                                     -------------------
                                                         Sidney Ackerman
                                                         President

Date:    August 30, 2004                       By:   /s/ Norman G. Maxwell
                                                     ---------------------
                                                         Norman G. Maxwell

                                                         Chief Financial Officer