Form 10QSB
period 2004-06-30
ROSEDALE DECORATIVE PRODUCTS LTD
filed 2004-12-14
CIK 1051357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2004

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

                              184 Courtland Avenue
                                Concord, Ontario
                                 Canada L4K 4L3
                    (Address of principal executive offices)

                                 (905) 669-8909
              (Registrants' telephone number, including area code)

                                 Not Applicable

              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

         As of June 30, 2004, 2,755,214 shares of Common Stock, no par value per share, of Rosedale Decorative Products Ltd. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION



Item 1.  Financial Statements



                        ROSEDALE DECORATIVE PRODUCTS LTD.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004

                                   (Unaudited)

                        ROSEDALE DECORATIVE PRODUCTS LTD.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004

                                   (Unaudited)


                                TABLE OF CONTENTS

       Report of Independent Registered Public Accounting Firm                                           2

       Interim Consolidated Balance Sheets as of June 30, 2004
             and December 31, 2003                                                                     3 - 4

       Interim Consolidated Statements of Operations for the three months ended
           June 30, 2004 and June 30,2003                                                                5

       Interim Consolidated Statements of Operations for the six months ended
           June 30, 2004 and June 30,2003                                                                6


       Interim Consolidated Statements of Cash Flows for the six months ended
           June 30, 2004 and June 30, 2003                                                             7 - 8

       Interim Consolidated Statements of Stockholders' Equity for the six months
           ended June 30, 2004 and December 31, 2003                                                     9

       Condensed Notes to Interim Consolidated Financial Statements                                      10

             Report of Independent Registered Public Accounting Firm


We have reviewed the accompanying interim financial statements of Rosedale Decorative Products Limited as of June 30, 2004 and the three-month and six-month periods then ended. This interim financial information is the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.





Toronto, Ontario                                           SF Partnership
November 26, 2004                                          Chartered Accountants

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of June 30, 2004 and December 31, 2003
(Amounts expressed in US dollars)
(Unaudited)

                                                                       2004              2003
$                                                                      $                  $
                                                        ASSETS
       CURRENT ASSETS

           Cash                                                     198,182         1,312,534
           Accounts receivable                                    1,699,712         1,399,731
           Inventory                                              3,172,663         3,565,498
           Prepaid expenses and sundry assets                       234,470           240,150
           Income taxes recoverable                                   8,474                 -
           Mortgages receivable                                     261,938           380,625
                                                                  ---------         ---------
                                                                  5,575,439         6,898,538

       LOAN RECEIVABLE FROM AFFILIATED COMPANY                        6,846            21,154

       PROPERTY, PLANT AND EQUIPMENT                              2,324,692         2,390,858
                                                                  ---------         ---------







                                                                  7,906,977         9,310,550
                                                                  =========         =========



          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of June 30, 2004 and December 31, 2003
(Amounts expressed in US dollars)
(Unaudited)

                                                                       2004              2003

                                                                         $                 $

                                                      LIABILITIES
       CURRENT LIABILITIES
           Bank indebtedness                                      2,679,021         3,676,960
           Accounts payable and accrued expenses                  2,689,113         2,302,407
           Income tax payable                                            -                 -
           Due to stockholders and directors                             -                 -
                                                                  ---------         ---------

                                                                  5,368,134         5,979,367

       DEFERRED INCOME TAXES                                        185,257           187,373
                                                                  ---------         ---------

                                                                  5,553,391         6,166,740
                                                                  ---------         ---------

                                                 STOCKHOLDERS' EQUITY

       COMMON STOCK                                               5,029,282         5,029,282

       ADDITIONAL PAID-IN CAPITAL                                   142,314           142,314

       ACCCUMULATED OTHER COMPREHENSIVE
           INCOME                                                   214,025           288,142

       DEFICIT                                                   (3,032,035)       (2,315,928)
                                                                  ---------         ---------

                                                                  2,353,586         3,143,810
                                                                  ---------         ---------

                                                                  7,906,977         9,310,550
                                                                  =========         =========


          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Operations
For the period ended June 30, 2004 and June 30, 2003
(Amounts expressed in US dollars)
(Unaudited)

                                                                              Three-months        Three-months
                                                                                     ended               ended
                                                                                  June 30,            June 30,
                                                                                      2004                2003

                                                                                        $                   $
       SALES                                                                     2,106,455           2,674,444

       COST OF SALES                                                             1,413,158           1,597,620
                                                                                 ---------           ---------

       GROSS PROFIT                                                                693,297           1,076,824
                                                                                 ---------           ---------

       OPERATING EXPENSES

           General and administrative                                              396,406             528,906
           Selling                                                                 416,116             526,176
           Design studio                                                            52,108             129,487
           Book development costs                                                   55,136              53,482
           Amortization                                                            154,050             182,514
           Interest Expense                                                        `39,783              46,038
           Exchange gains on foreign exchange contracts                            (16,053)            (18,240)
           Gain on exchange                                                         (8,650)                  -
                                                                                 ---------           ---------

       TOTAL OPERATING EXPENSES                                                  1,089,078           1,448,363
                                                                                 ---------           ---------

           NET LOSS                                                               (395,781)           (371,539)
                                                                                 =========           =========

       Basic and Diluted Net Loss Per Share                                          (0.14)              (0.14)
                                                                                 =========           =========

       Weighted average number of common shares
           outstanding                                                           2,755,214           2,755,385
                                                                                 =========           =========

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Operations
For the period ended June 30, 2004 and June 30, 2003
(Amounts expressed in US dollars)
(Unaudited)

                                                                                Six-months          Six-months
                                                                                     ended               ended
                                                                                  June 30,            June 30,
                                                                                      2004                2003

                                                                                      $                    $

       SALES                                                                     4,427,684           5,642,503

       COST OF SALES                                                             2,871,555           3,348,403
                                                                                 ---------           ---------

       GROSS PROFIT                                                              1,556,129           2,294,100
                                                                                 ---------           ---------

       OPERATING EXPENSES

           General and administrative                                              834,856             925,978
           Selling                                                                 918,888           1,020,568
           Design studio                                                           100,451             217,221
           Book development costs                                                  112,049             103,157
           Amortization                                                            313,065             337,722
           Interest expense                                                         85,369              81,193
           Exchange gain on foreign exchange contracts                             (40,890)            (75,595)
           Gain on exchange                                                        (51,552)                  -
                                                                                 ---------           ---------

       TOTAL OPERATING EXPENSES                                                  2,272,236           6,117,255
                                                                                 ---------           ---------

           LOSS BEFORE INCOME TAXES                                               (716,107)           (316,144)

           Income taxes                                                                  -                   -
                                                                                 ---------           ---------

       NET LOSS                                                                   (716,107)           (316,144)
                                                                                 =========           =========

       Basic and Diluted Loss Per Share                                              (0.26)              (0.11)
                                                                                 =========           =========

       Weighted average number of common shares
           outstanding                                                           2,755,214           2,755,449
                                                                                 =========           =========

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
For the period ended June 30, 2004 and June 30, 2003
(Amounts expressed in US dollars)
(Unaudited)

                                                                                Six-months          Six-months
                                                                                     ended               ended
                                                                                  June 30,            June 30,
                                                                                      2004                2003

                                                                                        $                   $

       Cash flows from operating activities:
           Net Loss                                                               (716,107)         (1,723,815)
                                                                                 ---------           ---------

           Adjustments to reconcile net income (loss) to net cash used in operating activities:

           Loss on sale of subsidiary                                                    -           1,451,169
           Amortization of property, plant and equipment                           313,065             538,917
           Exchange gain on foreign exchange contracts                             (40,891)            (50,356)
           Increase in accounts receivable                                        (299,982)           (272,673)
           Decrease in inventory                                                   392,835             774,472
           (Increase) decrease in prepaid expenses and sundry assets                 5,680              11,618
           Increase (decrease) in accounts payable and accrued expenses            427,597          (1,051,233)
           Decrease in income taxes payable                                        (10,590)            (14,224)
                                                                                 ---------           ---------

                Total adjustments                                                  787,714           1,387,690
                                                                                 ---------           ---------

           Net cash provided by (used in) operating activities                      71,607            (336,125)
                                                                                 ---------           ---------

       Cash flows from investing activities:

           Proceeds from sale of subsidiary                                              -             360,188
           Purchase of property, plant and equipment                              (246,900)           (564,842)
                                                                                 ---------           ---------

           Net cash used in investing activities                                  (246,900)           (204,654)
                                                                                 ---------           ---------




          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
For the period ended June 30, 2004 and June 30, 2003
(Amounts expressed in US dollars)
(Unaudited)

                                                                                Six-months          Six-months
                                                                                     ended               ended
                                                                                  June 30,            June 30,
                                                                                      2004                2003

                                                                                      $                    $

       Cash flows from financing activities:

            (Repayment of) proceeds from bank indebtedness                        (997,939)            594,876
            Loans to affiliated company                                             14,308             (21,529)
            Purchase of Treasury Stock                                                   -                 (42)
            Repayment of mortgages receivable                                      118,687            (372,345)
                                                                                 ---------           ---------

            Net cash provided by (used in) financing activities                   (864,944)            200,960
                                                                                 ---------           ---------

       Effect of foreign currency exchange rate changes                            (74,115)            175,738
                                                                                 ---------           ---------

       Net decrease in cash and cash equivalents                                (1,114,352)           (164,081)

       Cash and cash equivalents, beginning of year                              1,312,534           1,186,436
                                                                                 ---------           ---------

       End of six month period ended June 30                                       198,182           1,022,355
                                                                                 =========           =========

       Income taxes paid                                                             8,474                   -
                                                                                 =========           =========

       Interest paid                                                               102,159             105,103
                                                                                 ==========          =========





          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of changes in Stockholders' Equity For the period ended June 30, 2004 and December 31, 2003
(Amounts expressed in US dollars)
(Unaudited)

                                    Common                                                                       Accumulated
                                     Stock       Common      Additional                                            Other
                                 Number of        Stock         Paid-in       Retained        Comprehensive    Comprehensive
                                    Shares       Amount         Capital  Earnings(deficit)    Income (loss)    Income (loss)
                              ------------  -----------   -------------  ----------------- ------------------ --------------
                                                     $               $              $                 $                 $

Balance as of December 31,
    2002                         2,755,514    5,029,355          142,314       678,250                 -           (459,997)

     Repurchase  for Treasury
       Stock                          (300)         (73)

     Foreign currency translation        -            -                -             -           748,139            748,139

     Net income for the year             -            -                -    (2,994,178)       (2,994,178)                 -
                                ----------   ----------        ---------    ----------        ----------          ---------

Balance as of December 31,
    2003                         2,755,214    5,029,282          142,314   (2, 315,928)       (2,246,039)           288,142


Foreign currency translation             -            -                -             -           (74,117)           (74,117)

Net loss for the
     six-month period to
     June 30, 2004                       -            -                -      (716,107)         (716,107)                 -

                                ----------   ----------        ---------    ----------        ----------          ---------
Balance as of June 30,
    2004                         2,755,214    5,029,282          142,314    (3,032,035)         (790,224)           214,025
                                ==========   ==========        =========    ==========        ==========          =========



          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Condensed Notes to Consolidated Financial Statements
As of June 30, 2004
(Amounts expressed in US dollars)
(Unaudited)



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

          b) The company has issued standby letters of credit in favour of the Laurentian Bank of Canada in the amount of $194,000 to guarantee the debt of a related party.

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



                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operation

Three months ended June 30, 2004 as compared to three months ended June 30, 2003.

Revenues for the three months ended June 30, 2004 were $2,106,455, a 21.2% decrease over prior year revenues of $2,674,444. The second quarter showed a significant decline in wallpaper sales throughout the whole industry in North America. To compensate, we are making every effort to increase our market share in a very competitive market.

Gross profits as a percentage of revenue for the three months ended June 30, 2004 was 32.9%, as compared to the same period one-year ago of 40.3%. This decrease in gross profit margins can be attributed to a change in the sales mix with lower sales volume to the U.S. along with the drop in the value of the U.S. dollar vs the Canadian dollar.

Selling expenses have decreased by 20.9% to $416,116 for the three-month period ended June 30, 2004 as compared to $526,176 for the same period last year. This decrease relates to planned reductions in expenses to compensate for the lower sales being achieved.

General and administrative expenses for the Company decreased by 25.1%, to $396,406 for the three months period ended June 30, 2004 from $528,906 for the three months ended June 30, 2003. Once again, planned reductions, including substantial remuneration roll backs have been implemented.

Book development costs and subsidy for the three-month period ended June 30, 2004 was $55,136 compared to $53,482 for the same period last year. This increase in expenses can be attributed to the additional subsidy required to place our books in the marketplace. The market is very competitive and retailers are looking for more concessions, especially on books. As these sample books are our silent salesperson, it is imperative that we keep our books in the marketplace and on top of the counters.

Design studio expenses for the Company decreased by 32.2% to $52,108 for the three months ended June 30, 2004 versus $129,487 for the same period last year. This decrease relates to the closing of our design studio in Canada. Our design studio in England still remains.

Interest expense for the Company for the three months ended June 30, 2004 decreased to $39,783 from $46,038 for the three months ended June 30, 2003. This decrease in interest expense is attributable to the reduction in our borrowing base.

The net loss for the three months ended June 30, 2004 was $395,781 as compared to $371,539 for the three months ended June 30, 2003. This loss for the period is attributable to the reduction in sales and lower margins being partly offset by expense reductions.

Basic and diluted loss per share for the three months ended June 30, 2004 were $0.14, the same as last year. Earnings per share were calculated based on the weighted average number of common shares as of June 30, 2004 of 2,755,214 and June 30, 2003 of 2,755,385 and shares.




Six months ended June 30, 2004 as compared to six months ended June 30, 2003.

Revenues for the six months ended June 30, 2004 were $4,427,684, a 21.6% decrease over prior year revenues of $5,642,503. The whole industry in North America has seen a significant decline in wallpaper sales over the past few months. We have made a conscious decision not to renew the contracts of our design team in Canada, and although our sales will drop as we will only launch one new collection this year compared to approximately six, our profitability will be positively impacted as the sales per collection were dropping to the point of not being viable.

Gross profits as a percentage of revenue for the six months ended June 30, 2004 was 35.1%, as compared to the same period one-year ago of 40.7%. This decrease in gross profit margins can be attributed to lower sales volume to the U.S., a drop in the U.S. dollar and lower margins achieved from re-acquired chain business.

Selling expenses have decreased by 10% to $918,888 for the six-month period ended June 30, 2004 as compared to $1,020,568 for the same period last year. This decrease relates to reduced expenses a conscious effort to reduce expenses to reflect the drop in sales.

General and administrative expenses for the Company decreased by 10%, to $834,856 for the six month period ended June 30, 2004 from $925,978 for the six months ended June 30, 2003. Once again, reductions were achieved by substantial cuts in remuneration packages.

Book development costs for the six-month period ended June 30, 2004 was $112,049 compared to $103,157 for the same period last year. As the Ontario division is a distributor as well as a converter of wallpaper, it is imperative that we keep our books in the marketplace. The market is very competitive and retailers are looking for more concessions, especially on the cost of books.

Design studio expenses for the Company decreased by 54% to $100,451 for the six months ended June 30, 2004 versus $217,221 for the same period last year. This decrease relates to reduced expenses due to the closing of the Ontario studio.

Interest expense for the Company for the six months ended June 30, 2004 increased to $85,368 from $81,193 for the six months ended June 30, 2003. This small increase in interest expense is attributable to the marginal fluctuations in borrowings and interest rates.

The net loss for the six months ended June 30, 2004 was $716,107 as compared to $316,144 for the six months ended June 30, 2003. This loss for the period is attributable to the reduction in sales and lower margins.

Basic and diluted loss per share for the six months ended June 30, 2004 were $0.26 compared to $0.11 for the same period last year. Earnings per share were calculated based on the weighted average number of common shares as of June 30, 2004 of 2,755,214 and June 30, 2003 of 2,755,449.


Liquidity and Capital Resources

The Company had a negative net change in cash of $1,114,352 for the six months ended June 30, 2004. The majority of these funds were used to pay down bank debt. Funds have been received from related companies to reduce the mortgages outstanding.

Cash flows used in investing activities for the six months ending June 30, 2004 were $246,900. This reflected planned capital addition for cylinders, designs and engravings for new collections as well as leasehold improvements at our retail location.

Item 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation as of the end of the period covered by this quarterly report, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective for the purposes set forth in such definition.

Changes in Internal Control

There have not been any changes in the Company's internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION



Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission Of Matters To A Vote Of Security Holders.

         None.

Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

          Exhibit 31.1 Certification of Principal Financial Officer
          Exhibit 31.2 Certification of Principal Executive Officer
          Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350
          Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350



         (b) Reports on Form 8-K

         1)    Changes in Registrants certifying accountant       April 15, 2004

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ROSEDALE DECORATIVE PRODUCTS LTD.


Date:    December 14, 2004            By:    /s/ Sidney Ackerman
                                                 ---------------
                                                 Sidney Ackerman
                                                 President

Date:    December 14, 2004            By:    /s/ Norman G. Maxwell
                                                 -----------------
                                                 Norman G. Maxwell
                                                 Chief Financial Officer