Form 10QSB
period 2004-09-30
ROSEDALE DECORATIVE PRODUCTS LTD
filed 2004-12-14
CIK 1051357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2004

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

     As of September 30, 2004, 2,755,214 shares of Common Stock, no par value per share, of Rosedale Decorative Products Ltd. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION



Item 1.  Financial Statements



                        ROSEDALE DECORATIVE PRODUCTS LTD.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2004

                                   (Unaudited)

                        ROSEDALE DECORATIVE PRODUCTS LTD.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

                                   (Unaudited)


                                TABLE OF CONTENTS


Report of Independent Registered Public Accounting Firm                           2

Interim Consolidated Balance Sheets as of September 30, 2004
      and December 31, 2003                                                     3 - 4

Interim Consolidated Statements of Operations for the three months ended
    September 30, 2004 and September 30,2003                                      5

Interim Consolidated Statements of Operations for the nine months ended
    September 30, 2004 and September 30,2003                                      6


Interim Consolidated Statements of Cash Flows for the nine months ended
    September 30, 2004 and September 30, 2003                                   7 - 8

Interim Consolidated Statements of Stockholders' Equity for the nine months
    ended September 30, 2004 and December 31, 2003                                9

Condensed Notes to Interim Consolidated Financial Statements                     10


             Report of Independent Registered Public Accounting Firm


We have reviewed the accompanying interim financial statements of Rosedale Decorative Products Limited as of September 30, 2004 and the three-month and nine-month periods then ended. This interim financial information is the responsibility of the Company's management.

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




Toronto, Ontario                                               SF Partnership
November 26, 2004                                                Chartered
Accountants

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of September 30, 2004 and December 31, 2003
(Amounts expressed in US dollars)
(Unaudited)

                                                                      2004              2003
                                                                        $                 $

                                                        ASSETS
       CURRENT ASSETS

           Cash                                                     196,015         1,312,534
           Accounts receivable                                    1,915,744         1,399,731
           Inventory                                              3,491,342         3,565,498
           Prepaid expenses and sundry assets                        94,738           240,150
           Mortgages receivable                                     113,728           380,625
                                                           ----------------     -------------

                                                                  5,811,567         6,898,538

       LOAN RECEIVABLE FROM AFFILIATED COMPANY                          568            21,154

       PROPERTY, PLANT AND EQUIPMENT                              2,270,325         2,390,858
                                                           ----------------     -------------











                                                                  8,082,460         9,310,550
                                                           ================     =============





          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Balance Sheets
As of September 30, 2004 and December 31, 2003
(Amounts expressed in US dollars)
(Unaudited)

                                                                       2004              2003

                                                                         $                 $

                                                      LIABILITIES
       CURRENT LIABILITIES

           Bank indebtedness                                      3,161,065         3,676,960
           Accounts payable and accrued expenses                  2,595,008         2,302,407
           Income tax payable                                         7,647                 -
           Due to stockholders and directors                             -                  -
                                                           ----------------     -------------

                                                                  5,763,720         5,979,367

       DEFERRED INCOME TAXES                                        192,555           187,373

                                                           ----------------     -------------
                                                                  5,956,275         6,166,740
                                                           ----------------     -------------

                                                 STOCKHOLDERS' EQUITY

       COMMON STOCK                                               5,029,282         5,029,282

       ADDITIONAL PAID-IN CAPITAL                                   142,314           142,314

       ACCCUMULATED OTHER COMPREHENSIVE
           INCOME                                                   296,352           288,142

       DEFICIT                                                  (3,341,763)       (2,315,928)
                                                           ----------------     -------------

                                                                  2,126,185         3,143,810

                                                           ----------------     -------------
                                                                  8,082,460         9,310,550
                                                           ================     =============



          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Operations
For the period ended September 30, 2004 and September 30, 2003
(Amounts expressed in US dollars)
(Unaudited)

                                                            Three-months         Three-months
                                                                ended               ended
                                                            September 30,       September 30,
                                                                 2004                2003
                                                                  $                   $

       SALES                                                    2,253,899           2,506,181

       COST OF SALES                                            1,484,777           1,356,053

                                                           --------------       -------------
       GROSS PROFIT                                               769,122           1,150,128
                                                           --------------       -------------

       OPERATING EXPENSES

           General and administrative                             353,753             285,622
           Selling                                                391,958             402,025
           Design studio                                           45,968              97,332
           Book development costs                                  57,353              54,252
           Amortization                                           160,245             181,091
           Interest Expense                                       `58,167              38,325
           Exchange gains on foreign exchange contracts              (324)             (5,896)
           Loss on exchange                                         6,913                   -
           Moving Expense                                           4,817                   -
                                                           --------------       -------------

       TOTAL OPERATING EXPENSES                                 1,078,850           1,448,363
                                                           --------------       -------------

           NET (LOSS) EARNINGS                                   (309,728)             97,377
                                                           ==============       =============

       Basic and Diluted Net (Loss)Earnings Per Share               (0.11)               0.04
                                                           ==============       =============

       Weighted average number of common shares
           outstanding                                          2,755,214           2,755,214
                                                           ==============       =============

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Operations
For the period ended September 30, 2004 and September 30, 2003
(Amounts expressed in US dollars)
(Unaudited)

                                                                       Nine-months         Nine-months
                                                                          ended               ended
                                                                       September 30,       September 30,
                                                                           2004                2003

                                                                               $                $

       SALES                                                           6,681,583           8,113,853

       COST OF SALES                                                   4,356,332           4,681,943
                                                                  --------------      --------------

       GROSS PROFIT                                                    2,325,251           3,431,910
                                                                  --------------      --------------

       OPERATING EXPENSES

           General and administrative                                  1,188,609           1,207,192
           Selling                                                     1,310,846           1,420,883
           Design studio                                                 146,419             312,995
           Book development costs                                        169,402             157,409
           Amortization                                                  473,310             515,337
           Interest expense                                              143,536             119,105
           Exchange gain on foreign exchange contracts                   (41,214)            (81,491)
           Gain on exchange                                              (44,639)                  -
           Moving Expense                                                  4,817                   -
                                                                  --------------      --------------
       TOTAL OPERATING EXPENSES                                        3,351,086           3,651,430

                                                                  --------------      --------------
       LOSS BEFORE INCOME TAXES                                       (1,025,835)           (219,520)

           Income taxes                                                        -                   -
                                                                  --------------      --------------

       NET LOSS                                                       (1,025,835)           (219,520)

                                                                  ==============      ==============
       Basic and Diluted Loss Per Share                                    (0.37)              (0.08)
                                                                  ==============      ==============

       Weighted average number of common shares
           outstanding                                                 2,755,214           2,755,370
                                                                  ==============      ==============


          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
For the period ended September 30, 2004 and September 30, 2003
(Amounts expressed in US dollars)
(Unaudited)

                                                                                  Nine-months         Nine-months
                                                                                     ended               ended
                                                                                  September 30,       September 30,
                                                                                      2004                2003

                                                                                        $                   $

       Cash flows from operating activities:

           Net Loss                                                                 (1,025,835)        (1,723,815)
                                                                                --------------     ---------------
           Adjustments to reconcile net income (loss) to net cash used in operating activities:

           Loss on sale of subsidiary                                                        -           1,451,169
           Amortization of property, plant and equipment                               473,310             538,917
           Exchange gain on foreign exchange contracts                                 (41,214)            (50,356)
           Increase in accounts receivable                                            (516,013)           (272,673)
           Decrease in inventory                                                        74,156             774,472
           (Increase) decrease in prepaid expenses and sundry assets                   145,411              11,618
           Increase (decrease) in accounts payable and accrued expenses                333,814          (1,051,233)
           Decrease in income taxes payable                                             12,830             (14,224)
                                                                                --------------     ---------------

                Total adjustments                                                      482,294           1,387,690
                                                                                --------------     ---------------

           Net cash provided by (used in) operating activities                        (543,541)           (336,125)
                                                                                --------------     ---------------

       Cash flows from investing activities:

           Proceeds from sale of subsidiary                                                  -             360,188
           Purchase of property, plant and equipment                                  (352,777)           (564,842)
                                                                                --------------     ---------------

           Net cash used in investing activities                                      (352,777)           (204,654)
                                                                                --------------     ---------------


          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of Cash Flows
For the period ended September 30, 2004 and September 30, 2003
(Amounts expressed in US dollars)
(Unaudited)

                                                                                  Nine-months       Nine-months
                                                                                    ended            ended
                                                                                 September 30,     September 30,
                                                                                    2004                2003

                                                                                     $                    $

       Cash flows from financing activities:

            (Repayment of) proceeds from bank indebtedness                             (515,895)           594,876
            Loans to affiliated company                                                  20,856            (21,529)
            Purchase of Treasury Stock                                                        -                (42)
            Repayment of mortgages receivable                                           266,897           (372,345)
                                                                                ---------------    ---------------

            Net cash provided by (used in) financing activities                        (228,412)           200,960
                                                                                ---------------    ---------------

       Effect of foreign currency exchange rate changes                                   8,211            175,738
                                                                                ---------------    ---------------

       Net decrease in cash and cash equivalents                                     (1,116,519)          (164,081)

       Cash and cash equivalents, beginning of year                                   1,312,534          1,186,436
                                                                                ---------------    ---------------

       End of nine month period ended September 30                                      196,015          1,022,355

                                                                                ===============    ===============
       Income taxes paid                                                                  8,474                  -

                                                                                ===============    ===============
       Interest paid                                                                    126,718            105,103
                                                                                ===============    ===============

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Interim Consolidated Statements of changes in Stockholders' Equity For the period ended September 30, 2004 and December 31, 2003
(Amounts expressed in US dollars)
(Unaudited)

                                   Common                                                                          Accumulated
                                    Stock       Common       Additional                                                 Other
                                  Number of     Stock         Paid-in        Retained        Comprehensive        Comprehensive
 Income (loss)                      Shares      Amount        Capital      Earnings(deficit)                       Income (loss)
                                                  $               $              $                 $                     $
-----------------------------  ------------  ----------       ----------   ----------------- -------------   -------------------
Balance as of December 31,
    2002                         2,755,514    5,029,355          142,314         678,250                 -          (459,997)

     Repurchase  for Treasury
       Stock                          (300)         (73)

     Foreign currency translation        -            -                -               -           748,139           748,139

     Net income for the year             -            -                -      (2,994,178)       (2,994,178)                -
                                -----------  ----------       ----------      ----------         ---------          ---------

Balance as of December 31,
    2003                         2,755,214    5,029,282          142,314     (2, 315,928)       (2,246,039)          288,142

Foreign currency translation             -            -                -               -             8,210             8,210

Net loss for the
     nine-month period to
     September 30, 2004                  -            -                -      (1,025,835)       (1,025,835)                -
                                -----------  ----------       ----------      ----------         ---------          ---------

Balance as of September 30,
    2004                         2,755,214    5,029,282          142,314      (3,341,763)       (1,017,625)          296,352
                               ============  ==========       ==========      ==========        ==========          =========


          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
Condensed Notes to Consolidated Financial Statements
As of September 30, 2004
(Amounts expressed in US dollars)
(Unaudited)



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



                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operation

Three months ended September 30, 2004 as compared to three months ended September 30, 2003.

Revenues for the three months ended September 30, 2004 were $2,253,899, a 10% decrease over prior year revenues of $2,506,181. The third quarter continued to show a significant decline in wallpaper sales throughout the whole industry in North America. To compensate, we are making every effort to increase our market share and are also looking into different avenues with the idea of diversifying in a very competitive market.

Gross profits as a percentage of revenue for the three months ended September 30, 2004 was 34.1%, as compared to the same period one-year ago of 45.9%. This decrease in gross profit margins can be attributed to a change in the sales mix with lower sales volume to the U.S. along with the drop in the value of the U.S. dollar vs the Canadian dollar and increased sales to chains which generate lower margins.

Selling expenses have decreased by 2.5% to $391,958 for the three-month period ended September 30, 2004 as compared to $402,025 for the same period last year. This small decrease relates to reductions in expenses to compensate for the lower sales being achieved.

General and administrative expenses for the Company increased by 23.4%, to $353,753 for the three months period ended September 30, 2004 from $285,622 for the three months ended September 30, 2003. The planned reductions, including substantial remuneration roll backs, were offset by increased insurance costs. 2003 3rd quarter results included positive adjustments for rent and printing supplies, which distorted the expenses for that period.

Book development costs and subsidy for the three-month period ended September 30, 2004 was $57,353 compared to $54,252 for the same period last year. This increase in expenses can be attributed to the exchange value for conversion.

Design studio expenses for the Company decreased by 52.8% to $47,968 for the three months ended September 30, 2004 versus $97,332 for the same period last year. This decrease relates to the closing of our design studio in Canada. Our design studio in England still remains.

Interest expense for the Company for the three months ended September 30, 2004 increased to $58,167 from $38,325 for the three months ended September 30, 2003. This increase in interest expense is attributable to an increase in our borrowings and reduced interest income from mortgage receivables.

The net loss for the three months ended September 30, 2004 was $309,728 as compared to an income of $97,377 for the three months ended September 30, 2003. This loss for the period is attributable to the reduction in sales and much lower margins being partly offset by expense reductions.

Basic and diluted loss per share for the three months ended September 30, 2004 were $0.11, as compared to income per share of $0.04 for the same period last year. Earnings per share were calculated based on the weighted average number of common shares as of September 30, 2004 of 2,755,214 and September 30, 2003 of 2,755,214 and shares.


Nine months ended September 30, 2004 as compared to nine months ended September 30, 2003.

Revenues for the nine months ended September 30, 2004 were $6,681,583, a 17.7% decrease over prior year revenues of $8,113,853. The whole industry in North America continues to record a significant decline in wallpaper sales over the past few months. By not renewing the contracts of our design team in Canada, our sales have declined as we will only launch one collection this year compared to approximately six, but our profitability will be positively impacted as the sales per collection were to low to maintain profitability.

Gross profits as a percentage of revenue for the nine months ended September 30, 2004 was 34.8%, as compared to the same period one-year ago of 42.3%. This decrease in gross profit margins can be attributed to lower sales volume to the U.S., a drop in the U.S. dollar and lower margins achieved from chain business, which we obtained this year.

Selling expenses have decreased by 7.7% to $1,310,846 for the nine-month period ended September 30, 2004 as compared to $1,420,883 for the same period last year. This decrease relates to the slump in sales and a conscious effort to reduce expenses.

General and administrative expenses for the Company decreased by 1.5%, to $1,188,609 for the nine month period ended September 30, 2004 from $1,207,192 for the nine months ended September 30, 2003. Once again, reductions in remuneration packages were offset by higher insurance rates.

Book development costs for the nine-month period ended September 30, 2004 was $169,402 compared to $157,409 for the same period last year. As the Ontario division is a distributor as well as a converter of wallpaper, it is imperative that we keep our books in the marketplace. The market is very competitive and retailers are looking for more concessions, especially on the cost of books.

Design studio expenses for the Company decreased by 53% to $146,419 for the nine months ended September 30, 2004 versus $312,995 for the same period last year. This decrease relates to the closing of the Ontario studio.

Interest expense for the Company for the nine months ended September 30, 2004 increased to $143,536 from $119,105 for the nine months ended September 30, 2003. This increase in interest expense is attributable to the increase in average borrowings and the reduction in interest expense as the mortgage receivables are being repaid.

The net loss for the nine months ended September 30, 2004 was $1,025,835 as compared to $219,520 for the nine months ended September 30, 2003. This loss for the period is attributable to the reduction in sales and lower margins.

Basic and diluted loss per share for the nine months ended September 30, 2004 were $0.37 compared to $0.08 for the same period last year. Earnings per share were calculated based on the weighted average number of common shares as of September 30, 2004 of 2,755,214 and September 30, 2003 of 2,755,370.


Liquidity and Capital Resources

The Company had a negative net change in cash of $1,116,5195 for the nine months ended September 30, 2004. The majority of these funds were used to pay down bank debt and funding working capital. Funds have been received from related companies to reduce the mortgages outstanding.

Cash flows used in investing activities for the nine months ending September 30, 2004 were $352,777. This reflected planned capital addition for cylinders, designs and engravings for new collections as well as leasehold improvements at our retail location.

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

         None.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ROSEDALE DECORATIVE PRODUCTS LTD.


Date:    December 14, 2004            By:    /s/Sidney Ackerman
                                             ------------------
                                                Sidney Ackerman
                                                President

Date:    December 14, 2004            By:    /s/Norman G. Maxwell
                                              --------------------
                                                 Norman G. Maxwell
                                                 Chief Financial Officer