Form 10KSB
period 2004-12-31
ROSEDALE DECORATIVE PRODUCTS LTD
filed 2006-01-25
CIK 1051357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2004

                        Commission File Number 001-14898

                        ROSEDALE DECORATIVE PRODUCTS LTD
                     ---------------------------------------

             (Exact name of registrant as specified in its charter)

       Ontario, Canada                                            N/A
----------------------------                              --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

     184 Courtland Avenue
  Concord, Ontario, Canada                                      L4K 4L3
--------------------------------                          -------------------
(Address of principal executive                               (Zip Code)
           offices)

                                 (905) 669-8909
                                ----------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
           Yes    X   No

The  Company's  revenues  for the year ended December 31, 2004, were $8,358,884.

As of July 12, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the last sale price of $0.045 on May 16, 2005) was $56,485.

As of May 16, 2005, there were 2,755,214 shares of the registrant's common stock outstanding.

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

     In July 2003, the Company filed a Proxy-Statement with the Securities and Exchange Commission (SEC) for the approval by shareholders of the sale of a wholly owned subsidiary, Rosedale Wallcoverings & Fabrics Inc. ("Rosedale") to the Chairman of the Board and Chief Executive Officer, Alan Fine. The sale received Shareholder approval on March 14, 2004 and the transaction closed on March 24, 2004.

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

     The Company designs and distributes its owned branded wallcovering collections, as well as distributing other manufacturers' wallcoverings on a wholesale basis. Wallcoverings sold under Company brand names are manufactured for the Company on an outsource basis by third party manufacturers

          Sales of the Company's name brand wallcoverings account for approximately 37% of the Company's total revenues and wholesale distribution of wallcoverings under non-company brand names accounts for approximately 36% of the Company's total revenues. The Company's retail paint and wallpaper store generates approximately 27% of the Company's annual revenues.

     In 2004, the Company distributed approximately 15 Company brand wallcovering collections to approximately 10,000 to 20,000 retail wallpaper and paint stores worldwide. In addition, in 2004, the Company's Ontario subsidiary distributed approximately 60 non-Company brand wallcovering collections to approximately 1,500-2,000 home decorating stores in Canada.

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


     The Concord, Glenayr and Ridley Nash brands were established by the Company's Ontario subsidiary to provide the subsidiary with its own brand name of wallpaper products for introduction into the United States market. These brands are created in London, England by the Company's design staff. The Company designs and distributes one wallcovering collection per year. These lines of wallcoverings are targeted for middle to upper income consumers.

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


New  Products

     The Company has expanded the products offered by its Ontario subsidiary to include a line of retro art decorative ceiling tiles for commercial and residential customers. The decorative ceiling tiles are designed to fit into standard suspension ceiling frameworks and are embossed with designs that emulate ceilings found in many turn of the century buildings. This provides commercial and residential customers with the ability to add Victorian style ceilings to their decor. The Company believes that its decorative ceiling tiles will be attractive to commercial users, such as restaurants looking to recreate the look of the late 1800's. The decorative ceiling tiles were launched in Canada in the fourth quarter of 2000 and will be introduced into the U.S. market in early 2005. The Ontario subsidiary has also obtained distribution rights to a new line of wooden window treatments, which they began to distribute in early 2002. They have also started distributing a new product called Wallpapers for Windows, which has received world-wide interest. The Company has also obtained exclusive distribution rights for a plastic product called Mirroflex, which includes a backsplash program which has generated much interest from retail stores. It is anticipated that the Company will do very well with these additional products.

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

     In the fourth quarter of 2000, decorative hardware and gift accessories were added to the product lines carried by the retail store. Management believes that further growth in 2005 will occur.


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

Canadian Distribution

     The Company sells approximately 60% of its wallcoverings in Canada. These sales are made through national chains such as Color Your World and the majority of the independent paint and wallpaper stores across Canada.


United States Distribution

     Approximately 32% of the Company's wallcovering sales are made in the United States. The Company distributes its wallcoverings in the United States through sales to national distributors. National distributors include The Blonder Company, Patton Wallcoverings and Olney Wallcoverings.


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


Employees

     As of December 31, 2004, the Company employed 35(31 on a full time basis) persons, which includes 2 senior executives, 23 sales staff persons (19 full time, 4 part time), 4 support staff persons and 6 warehouse workers. The Company has no unionized employees and believes that its relationship with its employees is satisfactory.

Item 2. DESCRIPTION OF PROPERTIES

     The Company leases facilities in Concord, Ontario of approximately 51,000 square feet. The lease was signed on September 1, 2004, and expires on November 29, 2009, with an annual base rent of Cdn. $222,227. The building houses the Company's executive offices, warehouse and showroom and the executive offices of Rosedale Decorative Products.

     The Company also leases space for its retail paint store, located in downtown Toronto, from three companies owned by Sid Ackerman, the Company's President. These leases call for rental payments in the amount of Cdn. $36,000, $36,000 and $42,000 per annum, plus property taxes, payable in equal monthly installments of Cdn. $3,000,$3,000 and $3,500 respectively. The leases are for ten-year terms.

Item 3. LEGAL PROCEEDINGS

             None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

                                    PART II.


Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted on the pink sheets under the symbol "ROSD". The following table sets forth the range of the high and low bid quotations for our common stock for the periods indicated. Such market quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                     High     Low
                                     ----     ---
                       2004
                       ----
                    First Quarter     .40     .10
                    Second Quarter    .33     .12
                    Third Quarter     .25     .07
                    Fourth Quarter    .11     .06

                                     High     Low
                                     ----     ---
                       2003
                       ----
                    First Quarter     .47     .12
                    Second Quarter    .20     .07
                    Third Quarter     .11     .07
                    Fourth Quarter    .15     .08


     The transfer agent of our common stock is Continental Stock & Transfer Company, New York, New York.

The Company has not paid dividends to date.

Item  6.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

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

          The wallcoverings and paint markets are highly competitive and consist of foreign and domestic manufacturers and distributors most of who are larger and have greater resources than the Company. The Company's future success as a designer and distributor of high quality wallcoverings will be influenced by several factors including the ability of the Company to efficiently meet the quality and design requirements of its customers, management's ability to evaluate the public's quality and design requirements and to achieve market acceptance of its wallcoverings and designer fabrics collections. The major factor affecting the industry is consumer confidence in the economy. Consumers are leery to spend under present conditions and those who are spending are more cognizant of color, design and quality of the product they intend to purchase. The Company must continue to concentrate its efforts to evaluate and meet the requirements of its customers. Further factors impacting the Company's operations are increases in expenses associated with continued sales growth, the ability of the Company to control costs, to develop products with satisfactory profit margins and the ability to develop and manage the introduction of new product lines and competition.

MANAGEMENT'S PLANS FOR 2005

     The Company will continue to take appropriate steps to continue to improve performance in 2005. The economy has continued to be slow, both in the U.S. and Canada. We continue to source products for distribution, which complement our existing offering. Selling prices on collections launched in 2005 will continue to be increased to show a positive impact on margins. It is difficult to quantify what impact increasing the selling prices on the new collections launched in 2005 will have on total sales as the collections launched in 2004 and prior are still generating sales without any price increase. The retail prices for the 2005 collections were increased approximately 13%, which will relate to a smaller percentage increase on over-all sales. The retail operation is anticipated to maintain sales in 2005.

     Operating expenses have been dramatically cut by approximately $1.3 million on an annualized basis to offset the significant drop in sales recorded over the last few months. The full impact of these savings will be realized in 2005. Management has taken sizable reductions in remuneration, which is included in these cost saving measures. New facilities have been sourced which will save the Company approximately $150,000. It is management's intention to continue to rationalize the efficiency of the Company's operations and attain increased profitability in 2005 and 2006.

RESULTS OF OPERATIONS

     Fiscal year ended December 31, 2004 compared to the fiscal year December 31, 2003

     Revenues for the fiscal year ended December 31, 2004 were $8,358,884, a 31.8% decrease over prior year revenues of $12,263,554. This decrease was mainly due to the sale of the operating subsidiary, Rosedale Wallcoverings & Fabrics Inc. Also, there has been an industry wide drop in home renovation sales in North America. Retail sales will continue to grow at a slower pace than previously experienced.

Gross Profit for the Company for the fiscal year ended December 31, 2004 was 32.1% of sales, a decrease as compared to the same period one-year ago, which was 34.4%. This decrease in gross profit margin can be attributed to the selling of the operating subsidiary, which impacted the sales mix for the Company. Slow and obsolete inventory continued to be cleared from the inventory having a negative impact on the gross margin. Also affecting margins was the drop in the U.S. dollar against the Canadian dollar.

Selling expenses for the Company decreased by 9.1% to $1,883,286 for the fiscal year ended December 31, 2004 as compared to $2,071,651 for the fiscal year ended December 31, 2003. Again, the largest savings is attributed to the sale of the division. Cut backs in warehouse staff, advertising and promotion and salary reductions were initiated when the market began to soften. Further cut backs on warehouse and sales staff occurred in 2004 to ensure that the Company can maintain a cash positive statement.

General and administrative expenses for the Company decreased by 22.5%, to $1,753,100 for the fiscal year ended December 31, 2004 from $2,262,340 for the fiscal year ended December 31, 2003. Management initiated major salary reductions in 2004 for the two remaining officers and directors. Further reductions on salaries have been instituted in 2005.

     Rosedale develops wallpaper sample books, which are created for each collection and sold through distributors. The majority of expenditures for the creation of sample books are incurred in the quarter before the introduction of a collection. Because expenditures are made in the quarter before the launch of a collection, there is not always a matching of revenues and expenses e.g. costs for a January launch would be recorded in the preceding year. The Company ensures that there are firm orders in place from customers before significant expenditures are incurred to produce the sample books. Therefore, there is little speculative risk in their production. Book development and subsidy for the fiscal year ended December 31, 2004 was $214,133 compared to $191,046 for the same period last year. Book subsidies are now expensed in the financial statements rather than being amortized over the life of the collection. This method provides a more conservative approach to accounting for such costs. As the market has become much more competitive, customers are less willing to pay higher prices for these collections, therefore it is necessary to subsidize the books to ensure we get coverage in our territories as books are our silent salesman.

     Design studio expenses for the Company decreased by 76% to for the fiscal year ended December 31, 2004, to $148,008 versus $614,179 for the fiscal year ended December 31, 2003. This decrease is a direct result of the closing of the studio in Ontario. Scaling down our in house collections is part of the cost savings initiated in 2004. Design costs are being expensed in the financial statements rather than accounted for as prepaids and matched to the year the collections are launched. This method provides a more conservative approach to accounting for such costs.

The operating loss for the fiscal year ended December 31, 2004 was $2,169,696 compared to $1,500,006 for the fiscal year ended December 31, 2003. The two main areas creating this loss were the significant drop in sales and the drop in gross margins. We anticipate our margins in 2005 to regain some of their previous strength with increased selling prices and the weakening of foreign currencies versus the Canadian dollar.

     Interest expense and bank charges for the Company for the fiscal year ended December 31, 2004 decreased 12.7% to $204,857 from $234,538 for the year ended
December 31, 2003. This decrease in interest expense is attributable to decreased borrowings and lower interest rates during the year.

The exchange gain on foreign exchange contracts of $76,371 relates to the FASB requirement that the ineffective portion of gain or losses attributable to cash flow hedges be reported in earnings. As the U.S. dollar has weakened dramatically in 2004, the contracts we engaged to protect our margins on U.S. sales had a positive impact on net income.

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

The net loss for the fiscal year ended December 31, 2004 was $1,992,993, as compared to $2,994,178 for the fiscal year ended December 31, 2003.

     The loss per share for the fiscal year ended December 31, 2004 was $0.72 compared to $1.09 for the fiscal year ended December 31, 2003. Earnings per share were calculated for both periods based on the weighted average number of shares issued in each year. The weighted average number of shares for 2004 was 2,755,214 and 2,755,331 for 2003.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had a net change in cash of $539,041 for the fiscal year ended December 31, 2004. This was attributable to capital additions.

     Cash flows used in investing activities for the fiscal year ended December 31, 2004 were $321,408. This reflected the capital addition for renovations and additions to the Queen Street location and acquisition of designs and engravings for new collections.

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


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness. Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

ITEM 8B - OTHER INFORMATION
None.

                                    PART III.


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors  and  Executive  Officers

     The following table sets forth certain information concerning the Directors and Executive Officers of the Company:


NAME                AGE     POSITION
----                ---     --------


Sidney Ackerman     60     President and Director

Norman G. Maxwell   57     Chief Financial Officer and Director

Ken Page            42     Director

Janet Hendry        66     Director


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

     Janet Hendry has been a Director of the Company since March 2004. Ms. Hendry has been employed as a legal secretary for a lawyer involved in corporate and securities law for over 30 years. She is currently the Administrative
Assistant  to  a  private  company  engaged  in mortgage financing.  She is also
Corporate Secretary of Sterling Centrecorp Inc., a public company listed for trading on the Toronto Stock Exchange, involved in real estate investment and management services.

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

     The Audit Committee consists of Ken Page, Janet Hendry and Sid Ackerman. The purpose of the Audit Committee is to provide general oversight of audit, legal compliance and potential conflict of interest matters.


Compensation  of  Directors

     The Company did not pay compensation to any director for acting in such capacity.



SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2004, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2004, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Item 10. EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid by the Company during each of the last three fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers who earned in excess of $100,000.

                           SUMMARY COMPENSATION TABLE


                             LONG-TERM COMPENSATION
                             ----------------------



                                                                            AWARDS               PAYOUTS
                                                                            ------               -------
                                                                                 SECURITIES         ALL OTHER
                                                                      RESTRICTED UNDERLYING           COMPEN-
                                                     OTHER              STOCK      OPTIONS/    LTIP   SATION
                                                    COMPEN             AWARD(S)    SARS      PAYOUTS   ($)
    NAME          POSITION     YEAR (1)  SALARY     -SATION     BONUS    ($)     (#)(1)(2)     ($)
Alan Fine(1)       Chief       2004       ----       ----       ----     ----     ----         ----    ----
                   Executive   2003       ----       ----       ----     ----     ----         ----    ----
                   Officer     2002     $195,822     ----       ----     ----     ----         ----    ----
Sidney Ackerman(1) President   2004     $ 157,727    $6,523     ----     ----     ----         ----    ----
                               2003     $ 197,466    $5,427     ----     ----     ----         ----    ----
                               2002     $195,822     $4,784     ----     ----     ----         ----    ----
-----------------------------------------------------------------------------------------------------------

(1) Reflects total compensation received from both the Company's Ontario and Rosedale subsidiaries. As the Company is located in Canada, the executive has been paid a salary of $205,250 Canadian dollar in 2004,

                       STOCK OPTIONS GRANTS AND EXERCISES

     Stock options granted to the named executive officers in 1999 were reduced in 2000 to 25,000 each from 125,750 each.

No stock options were granted during the fiscal year ending December 31, 2001 and 2002. In 2003 all stock options that were issued to employees were cancelled.

          The following table shows the value at December 31, 2004 of unexercised options held by the named executive officers:

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUESAGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                                                    NUMBER OF SECURITIES            VALUE OF UNEXERCISED IN-THE
                                                   UNDERLYING UNEXERCISED         -MONEY OPTIONS AT FISCAL YEAR-
                                                      OPTIONS AT FISCAL                       END ($)
                                                         YEAR-END (#)

NAME     SHARES ACQUIRED ON      VALUE REALIZED
            EXERCISE (#)              ($)            EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE

Sidney Ackerman,
President        0                     0                        0                           $0/0


Employment Agreements

     On the effective date of the Company's Registration Statement, Sidney Ackerman entered into a five year employment agreement with the Company. Sidney Ackerman is retained as President of the Company at an annual salary of $205,000. The compensation committee presented to the board an annual salary increase to $205,000 for both executive officers retroactive to January 1, 2003. The board unanimously approved the increase. On January 1, 2003 the employment contract for Sidney Ackerman was renewed for a period of one year under the same terms. On January 13, 2004, the employment contract for Sidney Ackerman was renewed for a period of three years under the same terms.

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

     In the event that there is a change in control of the Company, through an acquisition where any person acquires more than 50% of the shares of the Company, an amalgamation, consolidation or merger with another corporation resulting in at least 50% of the voting shares of the surviving corporation being controlled by a new acquirer or the sale directly or otherwise of all of the assets of the Company to a third party in a non-distress situation, then the Company shall pay to Sidney Ackerman a lump sum payment equal to the sum of one and one-half times his respective annual salary paid or payable in respect of the most recently completed fiscal year.


Stock Option Plan

     The Company has adopted a Stock Option Plan (the "1998 Plan"), pursuant to which 750,000 shares of Common Stock are reserved for issuance.

     The 1998 Plan is administered by the Compensation Committee of the board of directors, who determine, among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock issuable upon the exercise of the options and the option exercise price.

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



Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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


                                       SHARES OF
                                        COMMON      APPROXIMATE
                                         STOCK      PERCENTAGE OF
                                      BENEFICIALLY  COMMON STOCK
NAME                                     OWNED      OUTSTANDING
----                                  ------------  --------------
Sidney Ackerman(2)                       891,726      32.4%
Rosalyn Fine                             375,000      13.6%
Janis Ackerman                            77,758       2.8%
Robert Ackerman                           77,758       2.8%
Lauren Ackerman                           77,758       2.8%
All Executive Officers and Directors
as a Group (one person)                  891,726      32.4%
---------------------
(1) Unless otherwise indicated, the address is c/o Rosedale Decorative Products Ltd., 184 Courtland Avenue, Concord, Ontario, Canada L4K 4L3.
(2) Does not include 233,274 shares of Common Stock held by Janis Ackerman, Robert Ackerman and Lauren Ackerman. Includes 228,574 shares of Common Stock owned by 1369597 Ontario Inc., which is owned by Sidney Ackerman, Janis Ackerman, Robert Ackerman and Lauren Ackerman.

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

     The foregoing table is based upon 2,755,214 shares of common stock outstanding as of December 31, 2004, assuming no other changes in the beneficial ownership of the securities, except the tax-free reorganization of share capital held by the principal stockholders. The total number of shares beneficially owned by the principal stockholders, 1,500,000 shares, did not change.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth information about the shares of the Company's common Stock that may be issued upon the exercise of options granted to employees under the 1998 Stock Option Plan, which were approved by the Board of Directors as well as shares that may be issued upon the exercise of options under the 1998 Stock Option Plan, that were issued to consultants, which were not approved by the Board of Directors

                                                            (c)
                                                                 Number of securities
                               (a)                 (b)           remaining available for
                      Number of securities    Weighted-average   future issuance under
                      to be issued upon     exercise price of     equity compensation
                         exercise of            outstanding         plans excluding
                      outstanding options,   options, warrants   securities reflected in
 Plan Category         warrants and rights       and rights          column (a) (1)
----------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders

Equity compensation
plans not approved
by security holders

Total                         NIL                  NIL                     NIL
                              ---                  ---                     ---


Item  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Sidney Ackerman, President of the Company, owns all of the issued and outstanding capital stock of 966578 Ontario Inc., 1216748 Ontario Inc. and 1217576 Ontario Inc. Sid Ackerman controls all of the issued and outstanding capital stock of 1369597 Ontario Inc. The Company leases space for its retail store, located in downtown Toronto, from 966578 Ontario Inc., 1216748 Ontario Inc. and 1369597 Ontario Inc. The leases call for rental payments in the amount of $27,665 per annum, plus general property taxes, payable in equal monthly installments of $2,305 for the property leased from 1216748 Ontario Inc. The lease for 966578 Ontario Inc. calls for rental payments in the amount of $27,665 per annum plus general property taxes, payable in equal monthly installments of $2,305. The lease for 1369597 Ontario Inc. calls for rental payments in the amount of $32,275 per annum plus general property taxes, payable in equal monthly installments of $2,690. The leases are for a ten-year term.

     The Company has second collateral mortgages from two related companies, 1216748 Ontario Inc. and 1217576 Ontario Inc., both of which are owned by Sidney Ackerman, President. The principal amount of the loans from 1216748 Ontario Inc. and 1217576 Ontario Inc. are $28,096 and $91,270, respectively. The mortgages are secured by land and buildings and bear interest at 9% per annum and were paid in full in February 2005.

     The Company currently has available credit facilities up to a maximum of $3,328,000, which bear interest at the bank's prime rate plus 4%. The credit facilities are secured by general assignments of book debts, pledge of inventory under Section 427 of the Bank Act of Canada, general security agreements providing a first floating charge over all assets, guarantees and postponement of claims to a maximum of $1,040,000 from the Company and its subsidiaries, guarantees from affiliated companies up to $2,787,000, assignment of life insurance of $1,248,000 on the life of a key officer and assignment of fire insurance. Sidney Ackerman has a personal guarantee in the amount of $832,000.

     Information regarding Certain Transaction will appear under the caption "Certain Transaction" in the Information Statement and is incorporated herein by reference.

Item  13.     EXHIBITS

         (a)  Exhibits
              --------

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

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

     ----------------
     *  Previously  filed.
     *

     (1) Incorporated by reference from registrant's Registration Statement on Form SB-2, filed on January 22, 1998.

     (2) Incorporated by reference from registrant's Registration Statement on Form SB-2, Amendment No. 1, filed on April 23, 1998.

     (3) Incorporated by reference from registrant's Registration Statement on Form SB-2, Amendment No. 2, filed on May 28, 1998.

     (4) Incorporated by reference from registrant's Registration Statement on Form SB-2, Amendment No. 3, filed on June 11, 1998.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2004 and 2003, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $ 79,598, and $ 77,858, respectively.

     Audit Related Fees. We incurred fees to auditors of $ 6,156and $Nil, respectively, for audit related fees during the fiscal years ended December 31, 2004 and 2003.

     Tax Fees. We incurred fees to auditors of $ Nil and $ Nil , respectively, for tax compliance, tax advice and tax compliance services during the fiscal years ended December 31, 2004 and 2003.

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

                                  ROSEDALE  DECORATIVE  PRODUCTS  LTD.


                                       By/s/  SIDNEY  ACKERMAN
                                         ---------------------
                                       President and Director

                                       Date: January 25, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


NAME                              POSITION                          DATE
----                              --------                          ----

/s/ SIDNEY  ACKERMAN       President and Director               January 25, 2006
---------------------
Sidney  Ackerman

/s/ NORMAN G. MAXWELL      Director, Chief Financial Officer,
------------------------   Principal Accounting Officer         January 25, 2006
Norman  G.  Maxwell

/s/ KEN PAGE               Director                             January 25, 2006
--------------
Ken  Page

/s/ JANET HENDRY           Director                             January 25, 2006
------------------

                      ROSEDALE DECORATIVE PRODUCTS LIMITED

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                  TOGETHER WITH
                         REPORT OF INDEPENDENT AUDITORS

                        (Amounts expressed in US dollars)






                                    CONTENTS

Report of Independent Registered Public Accounting Firm                    1

Consolidated Balance Sheets                                                2

Consolidated Statements of Operations and Comprehensive Loss               3

Consolidated Statements of Changes in Stockholders' Equity                 4

Consolidated Statements of Cash Flows                                      5

Notes to Consolidated Financial Statements                            6 - 20

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM



To the Board of Directors and Stockholders of Rosedale Decorative Products Limited


     We have audited the accompanying consolidated balance sheets of Rosedale Decorative Products Limited (incorporated in Canada) as at December 31, 2004 and 2003 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rosedale Decorative Products Limited, as at December 31, 2004 and 2003 and the results of its operations and comprehensive loss and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





                                    /s/ SF PARTNERSHIP, LLP
                                    -----------------------
                                    SF PARTNERSHIP, LLP
Toronto, Canada                     CHARTERED ACCOUNTANTS


March 25, 2005

ROSEDALE DECORATIVE PRODUCTS LIMITED
Consolidated Balance Sheets December 31,
2004 and 2003 (Amounts expressed in US dollars)

                                                                                             2004             2003
                                     ASSETS
Current
    Cash                                                                         $        773,493  $     1,312,534
    Accounts receivable (note 2)                                                        1,253,990        1,399,731
    Inventories (note 3)                                                                3,343,675        3,565,498
    Prepaid and sundry assets                                                              63,707          240,150
    Income taxes recoverable                                                               10,151                -
    Mortgages receivable (note 4)                                                         119,367          380,625
-----------------------------------------------------------------------------------------------------------------------------------


Total Current Assets                                                                    5,564,383        6,898,538

Advances to Related Party (note 5)                                                         39,608           21,154

Equipment (note 6)                                                                      2,271,983        2,390,858
-----------------------------------------------------------------------------------------------------------------------------------


Total Assets                                                                     $      7,875,974  $     9,310,550
-----------------------------------------------------------------------------------------------------------------------------------

                                   LIABILITIES
Current
    Bank indebtedness (note 7)                                                   $      3,452,630  $     3,676,960
    Accounts payable                                                                    3,205,033        2,302,407
-----------------------------------------------------------------------------------------------------------------------------------


Total Current Liabilities                                                               6,657,663        5,979,367

Deferred Income Taxes (note 8)                                                             10,801          187,373
-----------------------------------------------------------------------------------------------------------------------------------


Total Liabilities                                                                       6,668,464        6,166,740
-----------------------------------------------------------------------------------------------------------------------------------


Commitments and Contingencies (note 13)
                              STOCKHOLDERS' EQUITY

Capital Stock (note 9)                                                                  5,029,282        5,029,282

Additional Paid-In Capital                                                                142,314          142,314

Accumulated Other Comprehensive Loss                                                      344,835          288,142

Accumulated Deficit                                                                    (4,308,921)      (2,315,928)
-----------------------------------------------------------------------------------------------------------------------------------


Total Stockholders' Equity                                                              1,207,510        3,143,810
-----------------------------------------------------------------------------------------------------------------------------------


Total Liabilities and Stockholders' Equity                                       $      7,875,974  $     9,310,550
-----------------------------------------------------------------------------------------------------------------------------------


APPROVED ON BEHALF OF THE BOARD


    ---------------------------           -----------------------
              Director                            Director




       (The accompanying notes are an integral part of these consolidated financial statements)

ROSEDALE DECORATIVE PRODUCTS LIMITED
Consolidated Statements of Operations and Comprehensive Loss
Years Ended December 31, 2004 and 2003
(Amounts expressed in US dollars)


                                                                                             2004             2003

Sales                                                                            $      8,358,884     $ 12,263,554

Cost of Sales                                                                           5,674,538        8,050,123
-----------------------------------------------------------------------------------------------------------------------------------

Gross Profit                                                                            2,684,346        4,213,431
-----------------------------------------------------------------------------------------------------------------------------------

Expenses
    Selling and delivery                                                                1,883,286        2,071,651
    General and administrative                                                          1,753,100        2,262,340
    Financial expense                                                                     204,857          234,538
    Design studio                                                                         148,008          614,179
    Exchange (gain) loss                                                                   73,385          (88,359)
    Exchange gain on foreign exchange contracts                                           (76,371)        (206,712)
    Moving expenses                                                                       103,315             -
    Consulting and refinancing expenses                                                    62,921             -
    Amortization                                                                          701,541          825,800
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                        4,854,042        5,713,437
-----------------------------------------------------------------------------------------------------------------------------------

Loss Before the Undernoted                                                             (2,169,696)      (1,500,006)

    Loss on sale of subsidiary                                                               -           1,323,715
-----------------------------------------------------------------------------------------------------------------------------------

Loss Before Income Taxes                                                               (2,169,696)      (2,823,721)
-----------------------------------------------------------------------------------------------------------------------------------

    Current income taxes                                                                     -                (879)
    Deferred income taxes                                                                (176,703)         171,336
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                         (176,703)         170,457
-----------------------------------------------------------------------------------------------------------------------------------

Net Loss                                                                               (1,992,993)      (2,994,178)

Foreign Currency Translation Adjustment                                                    56,693          748,139
-----------------------------------------------------------------------------------------------------------------------------------

Comprehensive Loss                                                               $     (1,936,300)    $ (2,246,039)
-----------------------------------------------------------------------------------------------------------------------------------

Loss per weighted average number of
shares outstanding - basic and diluted                                           $          (0.72)    $      (1.09)
-----------------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares
outstanding - basic and diluted                                                         2,755,214         2,755,331
-----------------------------------------------------------------------------------------------------------------------------------



       (The accompanying notes are an integral part of these consolidated financial statements)

ROSEDALE DECORATIVE PRODUCTS LIMITED
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2004 and 2003
(Amounts expressed in US dollars)






                                                                         Accumulated    Accumulated
                                                         Additional            Other       Retained          Total
                                Number of     Capital       Paid In    Comprehensive       Earnings  Stockholders'
                                   Shares       Stock       Capital             Loss      (Deficit)         Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2003        2,755,514 $  5,029,355   $  142,314      $  (459,997) $   678,250      $  5,389,922

Repurchase of treasury stock         (300)         (73)        -                -            -                  (73)

Foreign exchange on translation        -          -            -             748,139         -              748,139

Net loss                               -          -            -                -      (2,994,178)       (2,994,178)
----------------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 2003      2,755,214 $  5,029,282   $  142,314      $   288,142  $(2,315,928)     $  3,143,810
==================================================================================================================================

Balance, January 1, 2004        2,755,214 $  5,029,282   $  142,314      $   288,142  $(2,315,928)     $  3,143,810

Foreign exchange on translation      -            -            -              56,693         -               56,693

Net loss                             -            -            -                -      (1,992,993)       (1,992,993)
----------------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 2004      2,755,214 $  5,029,282   $  142,314      $   344,835  $(4,308,921)     $  1,207,510
----------------------------------------------------------------------------------------------------------------------------------


              (The accompanying notes are an integral part of these
                       consolidated financial statements)

ROSEDALE DECORATIVE PRODUCTS LIMITED
Consolidated Statements of Cash Flows Years
Ended December 31, 2004 and 2003
(Amounts expressed in US dollars)


                                                                                             2004             2003
Cash Flows from (Used In) Operating Activities
    Net loss                                                                     $     (1,992,993) $    (2,994,178)
----------------------------------------------------------------------------------------------------------------------------------

    Adjustments to reconcile net loss to net cash provided by operating activities:
      Amortization of equipment                                                           701,541          825,800
      Loss on sale of subsidiary                                                             -           1,323,715
      Net assets of subsidiary                                                               -          (1,652,274)
      Exchange (gain) on foreign exchange contracts                                        (76,371)       (206,712)
      Accounts receivable                                                                 145,741        2,573,871
      Inventory                                                                           221,823        2,320,963
      Prepaid expenses and sundry assets                                                  176,443           91,881
      Accounts payable and accrued charges                                                978,997       (2,069,124)
      Income taxes recoverable                                                            (10,151)          (4,145)
      Deferred income taxes                                                              (176,572)        (223,250)
----------------------------------------------------------------------------------------------------------------------------------


      Net cash used in operating activities                                               (31,542)         (13,453)
----------------------------------------------------------------------------------------------------------------------------------


Cash Flows from (Used In) Investing Activities
      Acquisition of equipment                                                           (582,666)      (1,457,413)
      Proceeds on disposal of equipment                                                      -           2,520,444
      Mortgages receivable                                                                261,258          (67,822)
      Proceeds from sale of subsidiary                                                       -             328,554
----------------------------------------------------------------------------------------------------------------------------------


      Net cash from (used in) investing activities                                       (321,408)       1,323,763
----------------------------------------------------------------------------------------------------------------------------------


Cash Flows from (Used In) Financing Activities
      Repayment of bank indebtedness                                                     (224,330)      (1,033,676)
      Repayment of advances from directors                                                   -            (919,423)
      Proceeds from (repayment of) advances from related party                            (18,454)          20,821
      Purchase of treasury stock                                                             -                 (73)
      Foreign currency exchange rate changes                                               56,693          748,139
----------------------------------------------------------------------------------------------------------------------------------


      Net cash used in financing activities                                              (186,091)      (1,184,212)
----------------------------------------------------------------------------------------------------------------------------------


Net (Decrease) Increase in Cash                                                          (539,041)         126,098

Cash - beginning of  year                                                               1,312,534        1,186,436
----------------------------------------------------------------------------------------------------------------------------------


Cash - end of year                                                               $        773,493  $     1,312,534
----------------------------------------------------------------------------------------------------------------------------------


Interest and Income Taxes Paid

During the year, the company had cash flows arising from interest and income taxes paid as follows:

    Interest paid                                                                $        214,651   $      201,616
----------------------------------------------------------------------------------------------------------------------------------

    Income taxes paid                                                            $           -      $         -
----------------------------------------------------------------------------------------------------------------------------------


       (The accompanying notes are an integral part of these consolidated financial statements)

ROSEDALE DECORATIVE PRODUCTS LIMITED
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 (Amounts
expressed in US dollars)





1. Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and their basis of application is consistent with that of the previous year. Outlined below are those policies considered particularly significant:

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

e)   Long-Term Financial Instruments

     The fair value of each of the Company' long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the companies' current borrowing rate for similar instruments of comparable maturity would be.

f)   Inventory

     Inventory is valued at the lower of cost and net realizable value. Cost is determined on the first-in, first-out basis.

ROSEDALE DECORATIVE PRODUCTS LIMITED
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 (Amounts
expressed in US dollars)




1. Summary of Significant Accounting Policies (cont'd)

g)   Equipment and Amortization

     Equipment is stated at cost less accumulated amortization. Amortization, based on the estimated useful lives of the assets, is provided as follows:

  Furniture and equipment                    20%   declining balance
  Computer equipment                         30%   declining balance
  Automobile                                 30%   declining balance
  Leasehold improvements                           straight-line over 10 years
  Cylinders and designs                            straight-line over 5 years

h)   Income Taxes

     The Company accounts for income taxes pursuant to the Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

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

     Unrealised   foreign  exchange  amounts   resulting  from  translations  at
     different rates according to their nature are included in accumulated other comprehensive income.

     Realized foreign currency transaction gains and losses are recognized in operations.

ROSEDALE DECORATIVE PRODUCTS LIMITED
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 (Amounts
expressed in US dollars)



1. Summary of Significant Accounting Policies (cont'd)

j)   Earnings or Loss Per Share

     The Company accounts for earnings per share pursuant to SFAS No. 128, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. The stock options discussed in Note 9 could potentially dilute earnings per share in the future but were not included in diluted loss per share since they would be anti-dilutive for the periods presented.

k)   Revenue Recognition

     Sales represent the invoiced value of goods supplied to customers. Sales are recognized upon the passage of title to the customers, which occurs upon delivery.

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

n)   Stock-Based Compensation

     In accordance with SFAS No. 123 "Accounting for Stock-Based Compensation", any transactions the Company enters into in which goods or services are the consideration received for the issuance of equity instruments, the value of these transactions are measured and accounted for based on the fair value of the equity instrument issued or the value of the goods or services, whichever is more reliably measured. The services are expensed in the periods during which the services are rendered.

ROSEDALE DECORATIVE PRODUCTS LIMITED
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 (Amounts
expressed in US dollars)




1. Summary of Significant Accounting Policies (cont'd)

o)   Derivative Instruments and Hedging Activities

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

p)   Comprehensive Income

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of changes in stockholders' equity, and consists of net loss and unrealised gains
     (loss) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

ROSEDALE DECORATIVE PRODUCTS LIMITED
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 (Amounts
expressed in US dollars)



1. Summary of Significant Accounting Policies (cont'd)

q)   Concentration of Credit Risk

     SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk.

     The Company provides credit to its clients in the normal course of operations. It carries out, on a continuing basis, credit checks on its clients and maintains provisions for contingent credit losses which, once they materialize, are consistent with managements' forecasts.

     For other debts, the Company determines, on a continuing basis, the probable losses and sets up a provision for losses based on the estimated realizable value.

     Concentration of credit risk arises when a group of clients having a similar characteristic such that their ability to meet their obligations is expected to be affected similarly by changes in economic conditions. Approximately 13% of the Company's sales were made to one customer. (2003 - approximately 29% to two customers)

r)   Segment Reporting

     The company has adopted SFAS No. 131 - "Disclosures About Segments of Enterprise and Related Information". Ontario is engaged in the marketing and distribution of wallpaper and other similar products. These products are regarded as one segment by the company. As the company's reportable segment has been organized around its principal products, disclosure of revenue by product is not required.

s)   Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of Accounting Principles Board ("APB") Opinion No. 29". SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for non-monetary asset exchanges occurring in fiscal periods after the December 2004 issuance of SFAS No.
     153. The Company does not believe the impact of adoption of SFAS No. 153 will be significant to the overall results of operations or financial position.

ROSEDALE DECORATIVE PRODUCTS LIMITED
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 (Amounts
expressed in US dollars)



1. Summary of Significant Accounting Policies (cont'd)

s)   Recent Accounting Pronouncements (cont'd)

     In December 2004, the FASB issued a revision to SFAS No. 123, "Share Based Payment". This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement is effective for public entities that do not file as a small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date and is not expected to have a material impact on the Company's consolidated financial statements.


2.    Accounts Receivable

The activity for the allowance for doubtful accounts is as follows for the years ended December 31, 2004 and 2003:

                                                   2004              2003

      Beginning balance                       $ 475,738        $  342,970
      (Recovery)/provision                     (394,549)          166,756
      Write-offs, net of recoveries              (8,577)          (33,988)
--------------------------------------------------------------------------------

      Ending balance                          $  72,612        $  475,738
--------------------------------------------------------------------------------

The Company carries accounts receivable at the amounts it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimated.


3.    Inventories
                                                      2004              2003

      Finished goods {net of accumulated
      obsolescence provision of $776,461
      (2003 - $534,177)}                          $3,343,675        $3,565,498
--------------------------------------------------------------------------------

ROSEDALE DECORATIVE PRODUCTS LIMITED
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 (Amounts
expressed in US dollars)



4.   Mortgages Receivable

     The mortgages receivable are due from two companies owned by a shareholder of the parent company. The mortgages bear interest at 9%, are secured by second collateral mortgages over real property and are payable on demand. Subsequent to the year end, on February 9, 2005, the mortgages receivable were fully collected.


5.    Advances to Related Party

     The advances to 1369597 Ontario Inc, a company owned by a shareholder of the parent company, are non-interest bearing and are expected to be repaid during 2005.


6.    Equipment


                                                       2004                               2003
                                                Accumulated                        Accumulated
                                     Cost      Amortization             Cost      Amortization
--------------------------------------------------------------------------------------------------
      Furniture and equipment   $  486,444       $  383,359        $  425,684       $  334,686
      Computer equipment           494,985          411,579           444,900          351,440
      Automobile                    53,797           45,673            49,876           39,116
      Leasehold improvements       840,150          160,631           575,473          118,069
      Cylinders and designs      3,432,284        2,034,435         3,633,929        1,895,693
--------------------------------------------------------------------------------------------------
                                $5,307,660       $3,035,677        $5,129,862       $2,739,004
--------------------------------------------------------------------------------------------------
      Net carrying amount                        $2,271,983                         $2,390,858
                                                 ----------                          ----------


7.    Bank Indebtedness

     The Company had available an operating line of credit to a maximum of $4,160,000 ($5,000,000 Canadian) of which $3,411,000 (2003 - $3,538,000)
     was utilized at year end. The operating line bears interest at either the National Bank of Canada's ("bank") Canadian prime rate or the bank's U.S. base rate plus 2.00%. The debt is secured by a general assignment of book debts, a pledge of inventories under section 427 of the Bank Act, a general security agreement providing a first floating charge over all assets of the Company, a guarantee and postponement of claim of up to a maximum of $1,040,000 ($1,250,000 Canadian) from the parent company supported by an assignment of a $212,000 ($255,000 Canadian) cash deposit, guarantees from related companies of up to a maximum of $707,000 ($850,000 Canadian), an assignment of life insurance of $1,248,000 ($1,500,000 Canadian) on the life of a key director, personal guarantee from a key director of up to $416,000 ($500,000 Canadian), postponement of claim from this director and an assignment of fire insurance.

ROSEDALE DECORATIVE PRODUCTS LIMITED
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 (Amounts
expressed in US dollars)



7. Bank Indebtedness (cont'd)

     The  provisions  under  the  banking   agreement  require  the  Company  to
     periodically meet certain restrictive financial covenants and margin requirements. As at December 31, 2004, the Company was not in compliance with certain covenants and requirements, some of which are the current ratio, debt to tangible net worth ratio, capital expenditure and margin requirements.

     The bank is aware that the Company is in breach of the covenants and margin requirements and in March 2005 extended new terms to the Company (see note
     15).


8.    Income Taxes

     Deferred income tax assets and liabilities are recognized on temporary differences between the financial and tax bases of the equipment in note 6.

     The provision for income taxes has been computed as follows:

                                                                                      2004              2003

      Expected income tax recovery at the
        statutory rate of 36.12%
        (2003 - 33.12%)                                                         $  (783,694)         $(583,946)

      Tax effect of expenses that are not
        deductible for income tax purposes
        (net of other amounts deductible
        for tax purposes)                                                             4,718              8,169

      Tax effect of differences in the
        timing of deductibility of items
        for income tax purposes:

        Differences between amortization
          and capital cost allowance                                                 59,782            (32,342)

        Previously recognized non-capital tax
          losses                                                                       -               145,558

        Rate change                                                                  16,912            (26,098)

        Loss on disposal of subsidiary                                                 -                40,815

        Other                                                                           (15)              -
                                                                                -------------------------------

                                                                                   (702,297)          (447,844)
      Utilization of non-capital tax losses to
       offset current taxable income                                                   -                  -

      Non-capital tax losses available to
        offset future taxable income, as
        described below                                                             525,594            618,301
                                                                                -------------------------------

      Provision for income taxes                                                $  (176,703)         $ 170,457
                                                                                ===============================

ROSEDALE DECORATIVE PRODUCTS LIMITED
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 (Amounts
expressed in US dollars)



8. Income Taxes (cont'd)

      The components of deferred income taxes are as follows:

                                                  2004              2003

      Deferred income tax liabilities:
        Equipment                         $        381,863      $   502,817
      Deferred income tax assets:
        Unused financing fee deductions           (371,062)        (315,444)
        Deferred income tax losses               2,212,803        1,547,074
        Valuation allowance                     (2,212,803)      (1,547,074)
                                          ----------------------------------
      Deferred income taxes               $         10,801      $   187,373
                                          ==================================



     Due to the losses incurred in the current year, the deferred tax asset resulting from the non-capital tax losses available for carryforward, as recognized in the prior year, do not meet the criteria that the realization of such assets is "more likely than not". The unused tax losses available for carryforward expire as follows:

                              2006         $        572,817
                              2007                  301,983
                              2008                1,435,135
                              2009                  550,543
                              2010                1,810,640
                              2014                1,455,136
                                           ----------------

                                           $      6,126,254


9.    Capital Stock

      Authorized

An unlimited amount of common and preference shares

     The preference shares are issuable in series upon approval by the directors
     with  the  appropriate  designation,   rights,  privileges  and  conditions
     attaching to each share of such series.

                                                       2004              2003
Issued
    2,786,714  common shares (2003 - 2,786,714) $    5,061,956    $   5,061,956
    31,500 treasury shares   (2003 - 31,500)           (32,674)         (32,674)
                                                --------------------------------
                                                $    5,029,282    $   5,029,282
                                                ================================

ROSEDALE DECORATIVE PRODUCTS LIMITED
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 (Amounts
expressed in US dollars)



9. Capital Stock (cont'd)

      The following transactions occurred during the period:

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

ROSEDALE DECORATIVE PRODUCTS LIMITED
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 (Amounts
expressed in US dollars)



9. Capital Stock (cont'd)

      The 1998 Plan may be terminated or amended at any time by the board of directors, except that the number of shares of common shares reserved for issuance upon the exercise of options granted under the 1998 Plan may not be increased without the consent of the stockholders of the Company.

                                             Shares        Shares
                                          Available       Subject       Option
                                          for grant    to Options       Prices


      Outstanding at December 31, 2002      615,000       135,000    $   1.00
      Granted                                  -             -            -
      Exercised                                -             -            -
      Expired                                  -             -            -
      Cancelled                             135,000      (135,000)        -


      Outstanding at December 31, 2003      750,000          -       $   1.00
      Granted                                  -             -            -
      Exercised                                -             -            -
      Expired                                  -             -            -
      Cancelled                                -             -            -


      Outstanding at December 31, 2004      750,000          -       $   1.00


      During the fiscal year, no options were granted or exercised.

     The remaining life of the stock option plan as of December 31, 2004 is 3.7 years.

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

     The Warrants may be redeemed by the Company at any time commencing one year from June 18, 1998 (or earlier with the consent of the representative) and prior to their expiration, at a redemption price of $0.10 per Warrant, on not less than 30 days prior written notice to the holders of such Warrants, provided that the closing bid price of the common stock if traded on the Nasdaq Small Cap Market, or the last sale price of the common stock, if listed on the Nasdaq National Market or on a national exchange, is at least 150% ($9.00 per share, subject to adjustment) of the exercise price of the Warrants for a period of 10 consecutive business days ending on the third day prior to the date the notice of redemption is given. Holders of Warrants shall have exercise rights until the close of the business day preceding the date fixed for redemption.

ROSEDALE DECORATIVE PRODUCTS LIMITED
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 (Amounts
expressed in US dollars)



9. Capital Stock (cont'd)

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

      These warrants expired in 2003.


10.   Related Party Transactions

The following table summarizes the Company's related party transactions for the year:

                                                      2004              2003
      Revenue
        Mortgage interest received from a
        company owned by a shareholder of
        the Company                                 $14,436          $31,680

      Expenses
        Rent paid to companies owned by
        a shareholder of the Company                110,659           87,406

        Insurance expense paid to a company
        owned by a shareholder of the Company
        for the life insurance policy which
        is used as collateral for the bank           29,205           27,117

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

ROSEDALE DECORATIVE PRODUCTS LIMITED
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 (Amounts
expressed in US dollars)



11.   Segmented Information

      The breakdown of relevant financial information is as follows:


                                                                            Consolidated
                           Domestic            Canada            Other             Total

      2004

      Assets             $ 1,543,359      $ 6,121,089         $ 211,526      $ 7,875,974
      Sales, net           1,646,705        6,486,488           225,691        8,358,884
      Net loss              (392,621)      (1,546,561)          (53,811)      (1,992,993)

      2003

      Assets             $   409,793      $ 8,031,639         $ 869,118      $ 9,310,550
      Sales, net           5,587,463        6,157,479           518,612       12,263,554
      Net earnings        (1,364,193)      (1,503,364)         (126,621)      (2,994,178)

      Transactions with major customers and suppliers are as follows:

                                                2004              2003

      Sales                                   $1,084,715     $4,241,870
         % of total sales                          35%            35%
         Included in accounts receivable      $  112,985     $  325,756

      Purchases                               $1,837,038     $3,860,120
         % of total purchases                      63%            63%
         Included in accounts payable         $  655,155     $1,076,392


12.   Economic Dependence

     The Company is economically dependant on Norwall Group Inc., its main supplier and manufacturer of wallpaper. Approximately 24% (2003 - 32%) of the Company's purchases are made from this supplier.


13.   Commitments and Contingencies

     The Company has guaranteed the indebtedness of 1369597 Ontario Inc., a company owned by a shareholder of the Company by way of a general security agreement ranking behind the National Bank of Canada up to $1,113,000. As at year end, the indebtedness of this company amounted to approximately $1,830,000. These loans were made to purchase life insurance, a portion of which represents the key man life insurance policies for which the Company is beneficiary.

     The Company has a standby letter of credit in favour of the Laurentian Bank in the amount of $197,000.

ROSEDALE DECORATIVE PRODUCTS LIMITED
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 (Amounts
expressed in US dollars)



13. Commitments and Contingencies (cont'd)

      The Company is defending various legal actions, totaling approximately $250,000. Management and its legal counsel believe it is too early to assess the likelihood of success of the actions, however $33,000 has been accrued in the current year's consolidated financial statements in relation to these matters.

      The Company is committed to lease obligations for premises. Future minimum annual payments (exclusive of taxes, insurance and maintenance costs) under these leases are as follows:

                              2005            $        288,245
                              2006                     288,245
                              2007                     289,740
                              2008                     199,385
                              2009                     182,770
                                              ----------------

                                              $      1,248,385

      The lease on the warehouse expires November 29, 2009.

      The Company is committed to lease obligations for vehicles. Future minimum annual payments under these leases are as follows:

                              2005            $         14,303
                              2006                      14,303
                              2007                      14,303
                              2008                       7,163
                                              ----------------

                                              $         50,072


14.   Financial Instruments

      Foreign Exchange Contracts

     As at December 31, 2004, the Company had outstanding foreign exchange contracts to sell U.S. dollars to the National Bank of Canada and to buy British pounds from the National Bank of Canada to hedge against fluctuations in foreign currency. The purpose of the Company's hedging activities is to protect it from the risk that the eventual dollar net cash inflows resulting from the sale and purchase of products in foreign currencies will not be adversely affected by changes in exchange rates. It is the Company's policy to use derivative financial instruments to reduce foreign risks. Fluctuations in the value of these hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged. For the year ended December 31, 2004, the Company has identified that these contracts act as hedges against the anticipated transactions to which they relate. The related realized and unrealised gains or losses, if any, are reported in the statements of cash flows and operations.

ROSEDALE DECORATIVE PRODUCTS LIMITED
Notes to Consolidated Financial Statements
December 31, 2004 and 2003 (Amounts
expressed in US dollars)



15.   Subsequent Events

     In March 2005, the bank renewed the company's credit facility (see note 7) subject to the following amendments:

     a) The authorized limit of the operating line of credit was reduced to $3,328,000 ($4,000,000 Canadian):

     b) The interest rate has been increased to the bank's Canadian prime rate plus 4% or the bank's U.S. base rate plus 4%;

     c) The personal guarantee of a key director has increased to up to $832,000 ($1,000,000 Canadian):

     d) The guarantees from related companies have increased to up to $2,787,200 ($3,350,000 Canadian).