Form 10QSB
period 2005-03-31
ROSEDALE DECORATIVE PRODUCTS LTD
filed 2006-01-25
CIK 1051357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                    Yes    No  X
                       ---    ---

     As of March 31, 2005, 2,755,214 shares of Common Stock, no par value per share, of Rosedale Decorative Products Ltd. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION



ITEM  1.  FINANCIAL  STATEMENTS

                       ROSEDALE DECORATIVE PRODUCTS LTD.

                   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2005

                                  (UNAUDITED)


                               TABLE OF CONTENTS


Report of Independent Registered Public Accounting Firm                        1

Interim Consolidated Balance Sheets as of March 31, 2005
  and December 31, 2004                                                        2

Interim Consolidated Statements of Operations for the three months ended
  March 31, 2005 and March 31,2004                                             3


Interim Consolidated Statements of Cash Flows for the three months ended
  March 31, 2005 and March 31, 2004                                            4

Interim Consolidated Statements of Stockholders' Equity for the period
  ended March 31, 2005 and December 31, 2004                                   5

Condensed Notes to Interim Consolidated Financial Statements                   6

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying interim financial statements of Rosedale Decorative Products Limited as of March 31, 2005 and the three-month period then ended. This interim financial information is the responsibility of the Company's management.

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







Toronto, Ontario
SF Partnership,LLP
Chartered Accountants
December 29, 2005

ROSEDALE  DECORATIVE  PRODUCTS  LTD.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2005 AND DECEMBER 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)
                                                     2005            2004
                                                      $               $
                                     ASSETS

CURRENT ASSETS
  Cash                                             205,227          773,493
  Accounts receivable                            1,746,338        1,253,990
  Inventory                                      3,149,477        3,343,675
  Prepaid expenses and sundry assets                57,660           63,707
  Income taxes recoverable                          10,087           10,151
  Mortgages receivable                                -             119,367
                                                 ---------        ---------
                                                 5,168,789        5,564,383

ADVANCES TO RELATED PARTY                             -              39,608

EQUIPMENT                                        2,081,104        2,271,983
                                                 ---------        ---------
                                                 7,249,893        7,875,974
                                                 =========        =========

                                  LIABILITIES

CURRENT LIABILITIES

  Bank indebtedness                              3,088,246        3,452,630
  Accounts payable and accrued expenses          2,874,841        3,205,033
                                                 ---------        ---------
                                                 5,963,087        6,657,663
DUE TO DIRECTORS                                    49,238             -
ADVANCES FROM RELATED PARTY                         72,005             -
DEFERRED INCOME TAXES                               10,733           10,801
                                                 ---------        ---------
                                                 6,095,063        6,668,464
                                                 ---------        ---------

                              STOCKHOLDERS' EQUITY

COMMON STOCK                                     5,029,282        5,029,282

ADDITIONAL PAID-IN CAPITAL                         142,314          142,314

ACCCUMULATED OTHER COMPREHENSIVE LOSS              336,601          344,835

ACCUMULATED DEFICIT                             (4,353,367)      (4,308,921)
                                                -----------      -----------
Total Stockholders' Equity                       1,154,830        1,207,510
                                                -----------      -----------
Total Liabilities and Stockholders' Equity       7,249,893        7,875,974
                                                ===========      ===========

          See condensed notes to the consolidated financial statements

ROSEDALE  DECORATIVE  PRODUCTS  LTD.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)
                                             Three-months       Three-months
                                                ended              ended
                                               March 31,          March 31,
                                                  2005               2004
                                                   $                  $

SALES                                          2,099,556          2,321,229

COST OF SALES                                  1,245,280          1,458,397
                                               ---------          ---------
GROSS PROFIT                                     854,276            862,832
                                               ---------          ---------
OPERATING EXPENSES

  General and administrative                     304,525            495,363
  Selling                                        351,527            502,772
  Design studio                                     -                48,343
  Amortization                                   177,501            159,015
  Interest expense                                49,897             45,585
  Consulting and refinancing                      40,450               -
  Exchange gain on foreign exchange contracts    (21,157)           (24,928)
  Gain on exchange                                (4,021)           (42,992)
                                               ---------          ---------
TOTAL OPERATING EXPENSES                         898,722          1,183,158
                                               ---------          ---------
NET LOSS                                         (44,446)          (320,326)
                                               =========          =========
Basic and Diluted Net Loss Per Share               (0.02)             (0.12)
                                               =========          =========
Weighted average number of common shares
  outstanding                                  2,755,214          2,755,214
                                               =========          =========

          See condensed notes to the consolidated financial statements

ROSEDALE  DECORATIVE  PRODUCTS  LTD.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                                        Three-months       Three-months
                                                                            ended              ended
                                                                           March 31,          March 31,
                                                                             2005               2004
                                                                              $                  $
Cash flows from operating activities:
  Net loss                                                                 (44,445)          (320,326)
                                                                         ---------          ---------
  Adjustments  to  reconcile  net  loss  to  net  cash  used  in operating  activities:
  Amortization  of  equipment                                              177,501            159,015
  Exchange gain on foreign exchange contracts                              (21,157)           (24,928)
  Increase in accounts receivable                                         (492,349)          (646,011)
 (Increase) decrease in inventory                                          194,199            (59,448)
 (Increase) decrease in prepaid expenses and sundry assets                   6,048            (30,194)
  Increase (decrease) in accounts payable and accrued expenses            (309,038)           554,498
  Decrease in income taxes recoverable                                        -                (3,968)
                                                                         ---------          ---------
     Total adjustments                                                    (444,796)           (51,036)
                                                                         ---------          ---------
  Net cash used in operating  activities                                  (489,241)          (371,362)
                                                                         ---------          ---------
Cash flows from investing activities:

  Purchase of equipment                                                     (3,461)          (144,086)
                                                                         ---------          ---------
  Net cash used in investing activities                                     (3,461)          (144,086)
                                                                         ---------          ---------
Cash flows from financing activities:

 (Repayment of) proceeds from bank indebtedness                           (364,385)            55,395
  Proceeds from mortgage receivable                                        119,367               -
  Advances from (to) related party                                         111,613            (13,963)
  Due to directors                                                          49,238               -
                                                                         ---------          ---------
  Net cash provided by (used in) financing activities                      (84,167)            41,432
                                                                         ---------          ---------
Effect of foreign currency exchange rate changes                             8,603             56,664
                                                                         ---------          ---------
Net decrease in cash                                                      (568,266)          (417,352)

Cash beginning of year                                                     773,493          1,173,570
                                                                         ---------          ---------
Cash, end of three month period ended March 31                             205,227            756,218
                                                                         =========          =========
Income taxes paid                                                             -                  -
                                                                         =========          =========
Interest paid                                                               60,162             37,123
                                                                         =========          =========

          See condensed notes to the consolidated financial statements

ROSEDALE  DECORATIVE  PRODUCTS  LTD.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD ENDED MARCH 31, 2005 AND DECEMBER 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                  Common                                                        Accumulated
                                  Stock        Common     Additional    Retained                  Other
     Comprehensive              Number of      Stock       Paid-in      Earnings  Comprehensive   Income
     Income  (loss)               Shares       Amount      Capital     (deficit)                  (loss)
--------------------------      ----------    ---------   ----------  ----------  ------------- -----------
                                                  $           $            $             $           $
Balance as of December 31,
 2003                            2,755,214    5,029,282    142,314    (2,315,928)         -        288,142

  Foreign currency translation        -            -          -             -           56,693      56,693

  Net income for the year             -            -          -       (1,992,993)   (1,992,993)       -
                                 ---------    ---------    -------    -----------   -----------    --------
Balance as of December 31,
  2004                           2,755,214    5,029,282    142,314    (4,308,921)   (1,936,300)    344,835
                                 =========    =========    =======    ===========   ===========    ========

Foreign currency translation          -            -          -             -           (8,234)     (8,234)

Net loss for the
  three-month  period  to
  March 31, 2005                      -            -          -          (44,446)      (44,446)       -
                                 ---------    ---------    -------    -----------   -----------    --------

Balance as of March 31,
  2005                           2,755,214    5,029,282    142,314    (4,353,367)      (52,680)    336,601
                                 =========    =========    =======    ===========   ===========    ========

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


1.   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

     The unaudited consolidated financial statements include the accounts of Rosedale Decorative Products Ltd. ("the company") and its wholly owned subsidiary, Ontario Paint and Wallpaper Limited ("Ontario").

     All material inter-company accounts and transactions have been eliminated.

2.   CONTINGENCIES

     a) The company has issued a guarantee secured by a general security agreement for the loan made by the Laurentian Bank of Canada to 1369597 Ontario Inc. up to $1,106,000. As at March 31,2005, the
          indebtedness of this company amounted to $763,000. This loan was made to purchase life insurance, a portion of which represents the keyman life insurance policy for which the company is beneficiary.

     b) The company has issued standby letters of credit in favour of the Laurentian Bank of Canada in the amount of $211,000.

3.   BANK INDEBTEDNESS

     The Company had available an operating line of credit to a maximum of $3,307,000 ($4,000,000 Canadian) of which $2,415,000 was utilized at March 31, 2005. The operating line bears interest at either the National Bank of Canada's ("bank") Canadian prime rate or the bank's U.S. base rate plus 4.00%. The debt is secured by a general assignment of book debts, a pledge of inventories under section 427 of the Bank Act, a general security agreement providing a first floating charge over all assets of the Company, a guarantee and postponement of claim of up to a maximum of $1,033,000 ($1,250,000 Canadian) from the parent company supported by an assignment of a $211,000 ($255,000 Canadian) cash deposit, guarantees from related companies of up to a maximum of $2,770,000 ($3,350,000 Canadian), an assignment of life insurance of $1,240,000 ($1,500,000 Canadian) on the life of a key director, personal guarantee from a key director of up to $827,000 ($1,000,000 Canadian), postponement of claim from this director and an assignment of fire insurance.

     The  provisions  under  the  banking   agreement  require  the  Company  to
     periodically meet certain restrictive financial covenants and margin requirements. As at March 31, 2005, the Company was in compliance with these financial covenants and margin requirements.

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

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATION

     Three months ended March 31, 2005 as compared to three months ended March 31, 2004.

     Revenues for the three months ended March 31, 2005 were $2,099,556, a 9.5% decrease over prior year revenues of $2,321,229. This decrease resulted mainly from the deterioration of the wallpaper market in North America. The whole industry has shown a major slowdown in the first part of the year. We also have not launched new collections into the market due to this slowdown.

     Gross profits as a percentage of revenue for the three months ended March 31, 2005 was 40.7%, as compared to the same period one-year ago of 37.2%. This increase in gross profit margins can be attributed to a change in the sales mix and price increases introduced at the beginning of the year.

     Selling expenses have decreased by 30.1% to $351,527 for the three-month period ended March 31, 2005 as compared to $502,772 for the same period last year. This decrease relates to major cuts instituted with reductions in personnel and the attendance at trade shows. Steps have been taken to reduce sales expenses even further in the remainder of 2005, with further cuts to promotional costs and travel.

     General and administrative expenses for the Company decreased by 38.5%, to $304,525 for the three months period ended March 31, 2005 from $495,363 for the three months ended March 31, 2004. Reductions in salaries account for the majority of the savings. Further cuts have been put in place to reduce expenses as a whole.

     Design studio expenses for the Company decreased 100% to Nil for the three months ended March 31, 2005 versus $48,343 for the same period last year. This decrease is attributable to the closing of Ontario's design studio in January 2004.

     Interest expense for the Company for the three months ended March 31, 2005 increased to $49,897 from $45,585 for the three months ended March 31, 2004. This increase in interest expense is attributable to increased average borrowing rates for the quarter.

     The net loss for the three months ended March 31, 2005 was $44,446 as compared to $320,326 for the three months ended March 31, 2004. Better margins and lower expenses led to the turnaround.

     Basic and diluted loss per share for the three months ended March 31, 2005 were $0.02 compared $0.12 for the same period last year. Earnings per share were calculated based on the weighted average number of common shares as of 2,755,214 for both periods.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company had a negative net change in cash of $568,266 for the three months ended March 31, 2005 with the repayment of bank debt and a decrease in accounts payable creating the majority of the movement.

     Proceeds from Mortgage Receivable and advances from a related party created positive financing activities.

     ITEM 3. CONTROLS AND PROCEDURES.

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, who is also the acting chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of the end of the period covered by this Report, our principal executive officer and chief financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

     CHANGES IN INTERNAL CONTROLS.

     There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken except as disclosed.

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

                                               ROSEDALE DECORATIVE PRODUCTS LTD.

Date: January 25, 2006                         By: /s/ Sidney Ackerman
                                               -----------------------
                                               Sidney Ackerman
                                               President

Date: January 25, 2006                         By: /s/Norman G. Maxwell
                                               ------------------------
                                               Norman G. Maxwell
                                               Chief Financial Officer