Form 10QSB
period 2005-06-30
ROSEDALE DECORATIVE PRODUCTS LTD
filed 2006-01-25
CIK 1051357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

     As of June 30, 2005, 2,755,214 shares of Common Stock, no par value per share, of Rosedale Decorative Products Ltd. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION



ITEM  1.  FINANCIAL  STATEMENTS

                       ROSEDALE DECORATIVE PRODUCTS LTD.

                   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2005

                                  (UNAUDITED)

                               TABLE OF CONTENTS


Report of Independent Registered Public Accounting Firm                        1

Interim Consolidated Balance Sheets as of June 30, 2005
  and December 31, 2004                                                        2

Interim Consolidated Statements of Operations for the three months ended
  June 30, 2005 and June 30,2004                                               3

Interim Consolidated Statements of Operations for the six months ended
  June 30, 2005 and June 30,2004                                               4

Interim Consolidated Statements of Cash Flows for the six months ended
  June 30, 2005 and June 30, 2004                                              5

Interim Consolidated Statements of Stockholders' Equity for the period
  ended June 30, 2005 and December 31, 2004                                    6

Condensed Notes to Interim Consolidated Financial Statements                   7

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying interim financial statements of Rosedale Decorative Products Limited as of June 30, 2005 and the three-month and six-month periods then ended. This interim financial information is the responsibility of the Company's management.

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





TORONTO, ONTARIO
SF PARTNERSHIP, LLP
CHARTERED ACCOUNTANTS                                          DECEMBER 29, 2005

ROSEDALE  DECORATIVE  PRODUCTS  LTD.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)
                                               2005             2004
                                                 $                $
                                     ASSETS

CURRENT ASSETS
  Cash                                        240,041          773,493
  Accounts receivable                       1,928,368        1,253,990
  Inventory                                 3,197,339        3,343,675
  Prepaid expenses and sundry assets           76,267           63,707
  Income taxes recoverable                      9,955           10,151
  Mortgages receivable                           -             119,367
                                            ---------        ---------
                                            5,451,970        5,564,383

ADVANCES TO RELATED PARTY                        -              39,608

EQUIPMENT                                   1,888,789        2,271,983
                                            ---------        ---------
                                            7,340,759        7,875,974
                                            =========        =========

                                  LIABILITIES

CURRENT LIABILITIES
  Bank indebtedness                         3,160,020        3,452,630
  Accounts payable and accrued expenses     2,287,478        3,205,033
  Current Portion Of Long Term Debt            46,916             -
                                            ---------        ---------
                                            5,494,414        6,657,663
DUE TO DIRECTOR                               150,586             -
ADVANCES FROM RELATED PARTY                    78,170             -
LONG TERM DEBT                                308,665             -
DEFERRED INCOME TAXES                          10,593           10,801
                                            ---------        ---------
                                            6,042,428        6,668,464
                                            ---------        ---------

                              STOCKHOLDERS' EQUITY

COMMON STOCK                                5,029,282        5,029,282

ADDITIONAL PAID-IN CAPITAL                    142,314          142,314

ACCCUMULATED OTHER COMPREHENSIVE INCOME       322,416          344,835

DEFICIT                                    (4,195,681)      (4,308,921)
                                            ---------        ---------
                                            1,298,331        1,207,510
                                            ---------        ---------
                                            7,340,759        7,875,974
                                            =========        =========

          See condensed notes to the consolidated financial statements

ROSEDALE  DECORATIVE  PRODUCTS  LTD.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)
                                              Three-months       Three-months
                                                    ended               ended
                                                 June 30,            June 30,
                                                     2005                2004

                                                    $                    $

SALES                                           2,411,491          2,106,455

COST OF SALES                                   1,294,815          1,413,158
                                                ---------          ---------
GROSS PROFIT                                    1,116,676            693,297
                                                ---------          ---------
OPERATING EXPENSES
  General and administrative                      321,812            451,542
  Selling                                         405,123            416,116
  Design studio                                      -                52,108
  Amortization                                    175,307            154,050
  Interest                                         58,525             39,783
  Exchange gain on foreign exchange contracts      (4,682)           (16,053)
  Gain on exchange                                (20,078)            (8,468)
  Consulting and refinancing                       63,433               -
                                                ---------          ---------
TOTAL OPERATING EXPENSES                          958,990          1,089,078
                                                ---------          ---------
NET INCOME (LOSS)                                 157,686           (395,781)
                                                =========          =========
Basic and Diluted Net Income (Loss) Per Share        0.06              (0.14)
                                                =========          =========
Weighted average number of common shares
  outstanding                                   2,755,214          2,755,214
                                                =========          =========

          See condensed notes to the consolidated financial statements

ROSEDALE  DECORATIVE  PRODUCTS  LTD.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)
                                               Six-months         Six-months
                                                 ended              ended
                                                June 30,           June 30,
                                                  2005               2004

                                                    $                  $

SALES                                          4,511,047          4,427,684

COST OF SALES                                  2,540,095          2,871,555
                                               ---------          ---------
GROSS PROFIT                                   1,970,952          1,556,129
                                               ---------          ---------
OPERATING EXPENSES
  General and administrative                     626,337            946,905
  Selling                                        756,650            918,888
  Design studio                                     -               100,451
  Amortization                                   352,808            313,065
  Interest                                       108,422             85,369
  Exchange gain on foreign exchange contracts    (25,839)           (40,890)
  Gain on exchange                               (24,100)           (51,552)
  Consulting and refinancing                      63,434               -
                                               ---------          ---------
TOTAL OPERATING EXPENSES                       1,857,712          2,272,236
                                               ---------          ---------
NET INCOME  (LOSS)                               113,240           (716,107)
                                               =========          =========
Basic and Diluted Income (Loss) Per Share           0.04              (0.26)
                                               =========          =========
Weighted average number of common shares
  outstanding                                  2,755,214          2,755,214
                                               =========          =========

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                                        Six-months        Six-months
                                                                           ended             ended
                                                                          June 30,          June 30,
                                                                            2005              2004
                                                                              $                 $
Cash flows from operating activities:
  Net Income (Loss)                                                        113,240          (716,107)
                                                                         ---------         ---------
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Amortization of equipment                                                352,808           313,065
  Exchange gain on foreign exchange contracts                              (24,100)          (40,891)
  Increase in accounts receivable                                         (674,377)         (299,982)
  Decrease in inventory                                                    146,337           392,835
 (Increase) decrease in prepaid expenses and sundry assets                 (12,560)            5,680
  Increase (decrease) in accounts payable and accrued expenses            (893,459)          427,597
  Decrease in income taxes recoverable                                        -              (10,590)
                                                                         ---------         ---------
     Total adjustments                                                  (1,105,353)          787,714
                                                                         ---------         ---------
  Net cash provided by (used in) operating activities                     (992,111)           71,607
                                                                         ---------         ---------
Cash flows from investing activities:
  Purchase of equipment                                                    (15,980)         (246,900)
                                                                         ---------         ---------
  Net cash used in investing activities                                    (15,980)         (246,900)
                                                                         ---------         ---------
Cash flows from financing activities:
  Repayment of bank indebtedness                                          (292,610)         (997,939)
  Advances from related party                                              117,778            14,308
  Advances from director                                                   150,586              -
  Long Term Debt                                                           355,581              -
  Collection of mortgages receivable                                       119,367           118,687
                                                                         ---------         ---------
  Net cash provided by (used in) financing activities                      450,702          (864,944)
                                                                         ---------         ---------
Effect of foreign currency exchange rate changes                            23,937           (74,115)
                                                                         ---------         ---------
Net decrease in cash                                                      (533,452)       (1,114,352)

Cash beginning of year                                                     773,493         1,312,534
                                                                         ---------         ---------
Cash, End of six month period ended June 30                                240,041           198,182
                                                                         =========         =========
Income taxes paid                                                             -                8,474
                                                                         =========         =========
Interest paid                                                              128,420           102,159
                                                                         =========         =========

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD ENDED JUNE 30, 2005 AND DECEMBER 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                  Common                                                        Accumulated
                                  Stock         Common   Additional     Retained                   Other
    Comprehensive               Number of       Stock      Paid-in      Earnings  Comprehensive    Income
    Income (loss)                 Shares       Amount      Capital     (deficit)                   (loss)
                                                  $           $            $             $            $
Balance as of December 31,
    2003                         2,755,214    5,029,282    142,314    (2,315,928)         -        288,142

  Foreign currency translation        -            -          -             -           56,693      56,693

  Net income for the year             -            -          -       (1,992,993)   (1,992,993)       -
                                 ---------    ---------    -------     ---------     ---------     -------
Balance as of December 31,
  2004                           2,755,214    5,029,282    142,314    (4,308,921)   (1,936,300)    344,835
                                 =========    =========    =======     =========     =========     =======
Foreign currency translation          -            -          -             -          (22,419)    (22,419)

Net income (loss) for the
  Six-month period to
  June 30, 2005                       -            -          -          113,240       113,240        -
                                 ---------    ---------    -------     ---------     ---------     -------
Balance as of June 30,
  2005                           2,755,214    5,029,282    142,314    (4,195,681)       90,821     322,416
                                 =========    =========    =======     =========     =========     =======

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

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

2.   CONTINGENCIES

     a) The company has issued a guarantee secured by a general security agreement for the loan made by the Laurentian Bank of Canada to 1369597 Ontario Inc. up to $1,092,000. As of June 30, 2005, the
          indebtedness of this company amounted to $753,000. This loan was made to purchase life insurance, a portion of which represents the keyman life insurance policy for which the company is beneficiary.

     b) The company has issued standby letters of credit in favour of the Laurentian Bank of Canada in the amount of $208,000 to guarantee the debt of a related party.

3.   BANK INDEBTEDNESS

     The Company had available an operating line of credit to a maximum of $3,264,000 ($4,000,000 Canadian) of which $2,924,000 was utilized at June 30, 2005. The operating line bears interest at either the National Bank of Canada's ("bank") Canadian prime rate or the bank's U.S. base rate plus 4.00%. The debt is secured by a general assignment of book debts, a pledge of inventories under section 427 of the Bank Act, a general security agreement providing a first floating charge over all assets of the Company, a guarantee and postponement of claim of up to a maximum of $1,020,000 ($1,250,000 Canadian) from the parent company supported by an assignment of a $208,000 ($255,000 Canadian) cash deposit, guarantees from related companies of up to a maximum of $2,733,000 ($3,350,000 Canadian), an assignment of life insurance of $1,224,000 ($1,500,000 Canadian) on the life of a key director, personal guarantee from a key director of up to $816,000 ($1,000,000 Canadian), postponement of claim from this director and an assignment of fire insurance.

     The  provisions  under  the  banking   agreement  require  the  Company  to
     periodically meet certain restrictive financial covenants and margin requirements. As at June 30, 2005, the Company was not in compliance with debt to tangible net worth ratio. The bank is aware that the Company is in breach of this covenant.

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

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

Three months ended June 30, 2005 as compared to three months ended June 30, 2004.

Revenues for the three months ended June 30, 2005 were $2,411,491, a 14.5% increase over prior year revenues of $2,106,455. The second quarter showed stable wallpaper sales with the majority of the increase coming from other sectors such as ceiling panels, Mirroflex and store sales. To compensate for the wallpaper market, we are making every effort to increase our market share in a very competitive market.

Gross profits as a percentage of revenue for the three months ended June 30, 2005 was 46.3%, as compared to the same period one-year ago of 32.9%. This increase in gross profit margins can be attributed to a change in the sales mix between room lot and case lot sales and increased retail sales.

Selling expenses have decreased by 2.6% to $405,123 for the three-month period ended June 30, 2005 as compared to $416,116 for the same period last year. This decrease relates to planned reductions in expenses to compensate for the lower sales being achieved.

General and administrative expenses for the Company decreased by 28.7%, to $321,812 for the three months period ended June 30, 2005 from $451,542 for the three months ended June 30, 2004. Once again, planned reductions, including substantial remuneration roll-backs have been implemented.

Design studio expenses for the Company decreased to $Nil for the three months ended June 30, 2005 versus $52,108 for the same period last year. This decrease relates to the closing of our design studio in Canada and England.

Interest expense for the Company for the three months ended June 30, 2005 increased to $58,525 from $39,783 for the three months ended June 30, 2004. This increase in interest expense is attributable to the increase in our borrowing rate.

The net income for the three months ended June 30, 2005 was $157,686 as compared to a loss of $395,781 for the three months ended June 30, 2004. This income for the period is attributable to the increased sales and margins and expense reductions.

Basic and diluted income per share for the three months ended June 30, 2005 were $0.06, the as compared to a loss of $0.14 last year. Earnings per share were calculated based on the weighted average number of common shares as of June 30, 2005 of 2,755,214 and June 30, 2004 of 2,755,214 and shares.

Six months ended June 30, 2005 as compared to six months ended June 30, 2004.

Revenues for the six months ended June 30, 2005 were $4,511,047, a 1.9% increase over prior year revenues of $4,427,684. The whole industry in North America has seen a significant decline in wallpaper sales over the past few months. Revenues have increased through retail and ancillary sales.

Gross profits as a percentage of revenue for the six months ended June 30, 2005 was 43.7%, as compared to the same period one-year ago of 35.1%. This Increase in gross profit margins can be attributed to a change in sales mix between case lot and room lot sales and increased retail sales as price increases were instituted effective January 1, 2005.

Selling expenses have decreased by 17.7% to $756,650 for the six-month period ended June 30, 2005 as compared to $918,888 for the same period last year. This decrease relates to reduced expenses a conscious effort to reduce expenses to reflect the drop in sales.

General and administrative expenses for the Company decreased by 33.8%, to $626,337 for the six month period ended June 30, 2005 from $946,905 for the six months ended June 30, 2004. Once again, reductions were achieved by substantial cuts in remuneration packages and other expenses.

Design studio expenses for the Company decreased to $Nil for the six months ended June 30, 2005 versus $100,451 for the same period last year. This decrease relates to reduced expenses due to the closing of the Ontario studios.

Interest expense for the Company for the six months ended June 30, 2005 increased to $108,422 from $85,369 for the six months ended June 30, 2004. This increase in interest expense is attributable to increased interest rates.

The net income for the six months ended June 30, 2005 was $113,241 as compared to a loss of $716,107 for the six months ended June 30, 2004. The income for the period is attributable to increased sales and margins and lower expenses.

Basic and diluted earnings per share for the six months ended June 30, 2005 were $0.04 compared to a loss of $0.26 for the same period last year. Earnings per share were calculated based on the weighted average number of common shares as of June 30, 2005 of 2,755,214 and June 30, 2004 of 2,755,214.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company had a negative net change in cash of $533,452 for the six months ended June 30, 2005. The majority of these funds were used to pay down bank debt and accounts payable. Funds have been received from related companies to reduce the mortgages outstanding, and an advance from a related party.

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


                                       ROSEDALE DECORATIVE PRODUCTS LTD.


Date: January 25, 2006                 By:    /s/Sidney Ackerman
                                              --------------------
                                              Sidney Ackerman
                                              President

Date: January 25, 2006                 By:    /s/Norman G. Maxwell
                                              -----------------------
                                              Norman G. Maxwell
                                              Chief Financial Officer