Form 10QSB
period 2005-09-30
ROSEDALE DECORATIVE PRODUCTS LTD
filed 2006-01-25
CIK 1051357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2005

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

     As of September 30, 2005, 2,755,214 shares of Common Stock, no par value per share, of Rosedale Decorative Products Ltd. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION



ITEM  1.  FINANCIAL  STATEMENTS

                       ROSEDALE DECORATIVE PRODUCTS LTD.

                   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005

                                  (UNAUDITED)

                               TABLE OF CONTENTS


Report of Independent Registered Public Accounting Firm                        1

Interim Consolidated Balance Sheets as of September 30, 2005
  and December 31, 2004                                                        2

Interim Consolidated Statements of Operations for the three months ended
  September 30, 2005 and September 30,2004                                     3

Interim Consolidated Statements of Operations for the nine months ended
  September 30, 2005 and September 30,2004                                     4

Interim Consolidated Statements of Cash Flows for the nine months ended
  September 30, 2005 and September 30, 2004                                    5

Interim Consolidated Statements of Stockholders' Equity for the period
  ended September 30, 2005 and December 31, 2004                               6

Condensed Notes to Interim Consolidated Financial Statements                   7

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have reviewed the accompanying interim financial statements of Rosedale Decorative Products Limited as of September 30, 2005 and the three-month and nine-month periods then ended. This interim financial information is the responsibility of the Company's management.

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



Toronto, Ontario
SF Partnership,LLP
December 29, 2005
Chartered Accountants

ROSEDALE  DECORATIVE  PRODUCTS  LTD.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)
                                              2005             2004
                                                $                $
                                     ASSETS

CURRENT ASSETS
  Cash                                       230,463          773,493
  Accounts receivable                      2,148,360        1,253,990
  Inventory                                3,248,130        3,343,675
  Prepaid expenses and sundry assets          78,749           63,707
  Income tax recoverable                      10,508           10,151
  Mortgages receivable                          -             119,367
                                           ---------        ---------
                                           5,716,210        5,564,383

ADVANCES TO RELATED PARTY                       -              39,608

EQUIPMENT                                  1,809,503        2,271,983
                                           ---------        ---------
                                           7,525,713        7,875,974
                                           =========        =========

                                  LIABILITIES

CURRENT LIABILITIES
  Bank indebtedness                        3,231,040        3,452,630
  Accounts payable and accrued expenses    2,474,328        3,205,033
  Current portion long term debt              49,522             -
                                           ---------        ---------
                                           5,754,890        6,657,663
ADVANCES FROM DIRECTOR                       158,950             -
ADVANCES FROM RELATED PARTY                   90,696             -
LONG TERM DEBT                               325,812             -
DEFERRED INCOME TAXES                         11,182           10,801
                                           ---------        ---------
                                           6,341,530        6,668,464
                                           ---------        ---------

                              STOCKHOLDERS' EQUITY

COMMON STOCK                               5,029,282        5,029,282
ADDITIONAL PAID-IN CAPITAL                   142,314          142,314
ACCCUMULATED OTHER COMPREHENSIVE
INCOME                                       383,972          344,835

DEFICIT                                   (4,371,385)      (4,308,921)
                                           ---------        ---------
                                           1,184,183        1,207,510
                                           ---------        ---------
                                           7,525,713        7,875,974
                                           =========        =========

          See condensed notes to the consolidated financial statements

ROSEDALE  DECORATIVE  PRODUCTS  LTD.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004 (AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                       Three-months       Three-months
                                                          ended              ended
                                                       September 30,      September 30,
                                                           2005               2004
                                                             $                  $
SALES                                                   1,929,132          2,253,899

COST OF SALES                                           1,123,730          1,484,777
                                                        ---------          ---------
GROSS PROFIT                                              805,402            769,122
                                                        ---------          ---------
OPERATING EXPENSES
  General and administrative                              306,231            411,106
  Selling                                                 373,559            391,958
  Design studio                                              -                45,968
  Consulting and refinancing                               18,141               -
  Amortization                                            180,962            160,245
  Interest                                                 60,998             58,167
  Exchange (gain) loss on foreign exchange contracts       21,180               (324)
  Loss on exchange                                         20,036              6,913
  Moving                                                     -                 4,817
                                                        ---------          ---------
     TOTAL OPERATING EXPENSES                             981,107          1,078,850
                                                        ---------          ---------
  NET LOSS                                               (175,705)          (309,728)
                                                        =========          =========
Basic and Diluted Net Loss Per Share                        (0.06)             (0.11)
                                                        =========          =========
Weighted average number of common shares
  outstanding                                           2,755,214          2,755,214
                                                        =========          =========

          See condensed notes to the consolidated financial statements

ROSEDALE  DECORATIVE  PRODUCTS  LTD.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004 (AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


                                                 Nine-months        Nine-months
                                                    ended              ended
                                                September 30,      September 30,
                                                    2005               2004
                                                      $                  $

SALES                                              6,440,179          6,681,583

COST OF SALES                                      3,663,825          4,356,332
                                                   ---------          ---------
GROSS PROFIT                                       2,776,354          2,325,251
                                                   ---------          ---------
OPERATING EXPENSES
  General and administrative                         932,568          1,358,011
  Selling                                          1,130,209          1,310,846
  Design studio                                         -               146,419
  Consulting and refinancing                          81,574               -
  Amortization                                       533,770            473,310
  Interest                                           169,420            143,536
  Exchange gain on foreign exchange contracts         (4,659)           (41,214)
  Gain on exchange                                    (4,064)           (44,639)
  Moving                                                -                 4,817
                                                   ---------          ---------
     TOTAL OPERATING EXPENSES                      2,838,818          3,351,086
                                                   ---------          ---------
  NET LOSS                                           (62,464)        (1,025,835)
                                                   =========          =========
Basic and Diluted Net Loss Per Share                   (0.02)             (0.37)
                                                   =========          =========
Weighted average number of common shares
  outstanding                                      2,755,214          2,755,214
                                                   =========          =========

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004 (AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                                  Nine-months    Nine-months
                                                                        ended          ended
                                                                 September 30,  September 30,
                                                                         2005           2004
                                                                         $              $
Cash flows from operating activities:
  Net Loss                                                            (62,464)   (1,025,835)
                                                                    ---------     ---------
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Amortization of equipment                                           533,770       473,310
  Exchange gain on foreign exchange contracts                          (4,659)      (41,214)
  Increase in accounts receivable                                    (894,368)     (516,013)
  Decrease in inventory                                                95,545        74,156
 (Increase) decrease in prepaid expenses and sundry assets            (15,042)      145,411
  Increase (decrease) in accounts payable and accrued expenses       (726,046)      333,814
  Decrease in income taxes recoverable                                   -           12,830
                                                                    ---------     ---------
     Total adjustments                                             (1,010,800)      482,294
                                                                    ---------     ---------
  Net cash used in operating activities                            (1,073,264)     (543,541)
                                                                    ---------     ---------
Cash flows from investing activities:
  Purchase of equipment                                               (18,517)     (352,777)
                                                                    ---------     ---------
  Net cash used in investing activities                               (18,517)     (352,777)
                                                                    ---------     ---------
Cash flows from financing activities:
  Repayment of bank indebtedness                                     (221,590)     (515,895)
  Advances from related party                                         130,304        20,856
  Advances from director                                              158,950          -
  Long term debt                                                      375,334          -
  Collection of mortgages receivable                                  119,367       266,897
                                                                    ---------     ---------
  Net cash provided by (used in) financing activities                 562,365      (228,412)
                                                                    ---------     ---------
Effect of foreign currency exchange rate changes                      (13,614)        8,211
                                                                    ---------     ---------
Net decrease in cash                                                 (543,030)   (1,116,519)

Cash, beginning of year                                               773,493     1,312,534
                                                                    ---------     ---------
Cash, end of nine month period ended September 30                     230,463       196,015
                                                                    =========     =========
Income taxes paid                                                        -            8,474
                                                                    =========     =========
Interest paid                                                         169,420       126,718
                                                                    =========     =========

          See condensed notes to the consolidated financial statements

ROSEDALE  DECORATIVE  PRODUCTS  LTD.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD ENDED SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                 Common                                                         Accumulated
                                 Stock         Common   Additional    Retained                     Other
    Comprehensive              Number of       Stock     Paid-in      Earnings    Comprehensive   Income
    Income (loss)                Shares       Amount     Capital      (deficit)                   (loss)
                                                 $           $            $             $            $
Balance as of December 31,
  2003                          2,755,214    5,029,282    142,314    (2,315,928)         -        288,142

  Foreign currency translation       -            -          -             -           56,693      56,693

  Net income for the year            -            -          -       (1,992,993)   (1,992,993)       -
                                ---------    ---------    -------     ---------     ---------     -------
Balance as of December 31,
  2004                          2,755,214    5,029,282    142,314    (4,308,921)   (1,936,300)    344,835
                                =========    =========    =======     =========     =========     =======
Foreign currency translation         -            -          -             -           39,137      39,137

Net loss for the
  Nine-month period to
  September 30, 2005                 -            -          -          (62,664)      (62,664)       -
                                ---------    ---------    -------     ---------     ---------     -------
Balance as of September 30,
  2005                          2,755,214    5,029,282    142,314    (4,371,385)      (23,527)    383,972
                                =========    =========    =======     =========     =========     =======

          See condensed notes to the consolidated financial statements

ROSEDALE DECORATIVE PRODUCTS LTD.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

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

2.   CONTINGENCIES

     a) The company has issued a guarantee secured by a general security agreement for the loan made by the Laurentian Bank of Canada to 1369597 Ontario Inc. up to $1,152,000. As of September 30, 2005, the indebtedness of this company amounted to $795,000. This loan was made to purchase life insurance, a portion of which represents the keyman life insurance policy for which the company is beneficiary.

     b) The company has issued standby letters of credit in favour of the Laurentian Bank of Canada in the amount of $220,000 to guarantee the debt of a related party.

3.   BANK INDEBTEDNESS

     The Company had available an operating line of credit to a maximum of $3,445,000 ($4,000,000 Canadian) of which $3,087,000 was utilized at
     September 30, 2005. The operating line bears interest at either the National Bank of Canada's ("bank") Canadian prime rate or the bank's U.S. base rate plus 4.00%. The debt is secured by a general assignment of book debts, a pledge of inventories under section 427 of the Bank Act, a general security agreement providing a first floating charge over all assets of the Company, a guarantee and postponement of claim of up to a maximum of $1,077,000 ($1,250,000 Canadian) from the parent company supported by an assignment of a $220,000 ($255,000 Canadian) cash deposit, guarantees from related companies of up to a maximum of $2,886,000 ($3,350,000 Canadian), an assignment of life insurance of $1,292,000 ($1,500,000 Canadian) on the life of a key director, personal guarantee from a key director of up to $862,000 ($1,000,000 Canadian), postponement of claim from this director and an assignment of fire insurance.

     The  provisions  under  the  banking   agreement  require  the  Company  to
     periodically meet certain restrictive financial covenants and margin requirements. As at September 30, 2005, the Company was not in compliance with debt to tangible net worth ratio. The bank is aware that the Company is in breach of this covenant.

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

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

Three months ended September 30, 2005 as compared to three months ended September 30, 2004.

Revenues for the three months ended September 30, 2005 were $1,929,132, a 14.4% decrease over prior year revenues of $2,253,899. The third quarter continued to show a significant decline in wallpaper sales throughout the whole industry in North America. To compensate, we are making every effort to increase our market share and are also looking into different avenues with the idea of diversifying in a very competitive market.

Gross profits as a percentage of revenue for the three months ended September 30, 2005 was 41.7%, as compared to the same period one-year ago of 34.1%. The increase in gross profit margins can be attributed to a change in the sales mix with higher sales volume in room lot business versus stocking sales.

Selling expenses have decreased by 4.7% to $373,559 for the three-month period ended September 30, 2005 as compared to $391,958 for the same period last year. This small decrease relates to reductions in expenses to compensate for the lower sales being achieved including a reduction in sales staff.

General and administrative expenses for the Company increased by 25.5%, to $306,231 for the three months period ended September 30, 2005 from $411,106 for the three months ended September 30, 2004. The planned reductions included substantial remuneration roll-backs.

Design studio expenses for the Company were nil for the three months ended September 30, 2005 versus $45,968 for the same period last year. This decrease relates to the closing of our design studio in Canada and in England.

Interest expense for the Company for the three months ended September 30, 2005 increased to $60,998 from $58,167 for the three months ended September 30, 2004. This increase in interest expense is attributable to reduced interest income from mortgage receivables.

The net loss for the three months ended September 30, 2005 was $175,705 as compared to $309,728 for the three months ended September 30, 2004. This loss for the period is attributable to the reduction in sales, partly offset by higher margins and expense reductions.

Basic and diluted loss per share for the three months ended September 30, 2005 were $0.06, as compared to $0.11 for the same period last year. Earnings per share were calculated based on the weighted average number of common shares as of September 30, 2005 of 2,755,214 and September 30, 2004 of 2,755,214 shares.

Nine months ended September 30, 2005 as compared to nine months ended September 30, 2004.

Revenues for the nine months ended September 30, 2005 were $6,440,179, a 3.6% decrease over prior year revenues of $6,681,583. The whole industry in North America continues to record a significant decline in wallpaper sales over the past few months. By not renewing the contracts of our design team, our sales have declined as we will only launch one collection this year compared to approximately six, but our profitability will be positively impacted as the sales per collection were to low to maintain profitability.

Gross profits as a percentage of revenue for the nine months ended September 30, 2005 was 43.1%, as compared to the same period one-year ago of 34.8%. This increase in gross profit margins can be attributed to lower sales volume to the U.S., and higher margins achieved from room lot sales.

Selling expenses have decreased by 13.8% to $1,130,209 for the nine-month period ended September 30, 2005 as compared to $1,310,846 for the same period last year. This decrease relates to the slump in sales and a conscious effort to reduce expenses including promotion expenses, sales staff cuts and remuneration roll-backs.

General and administrative expenses for the Company decreased by 31.3%, to $932,568 for the nine month period ended September 30, 2005 from $1,358,011 for the nine months ended September 30, 2004. Once again, reductions in remuneration packages, rent from new premises and cutting the benefits package accounted for most of these savings.

Design studio expenses were nil for the nine months ended September 30, 2005 versus $146,419 for the same period last year. This decrease relates to the closing of the Ontario and England studio.

Interest expense for the Company for the nine months ended September 30, 2005 increased to $169,420 from $143,536 for the nine months ended September 30, 2004. This increase in interest expense is attributable to the increase in average borrowings and the reduction in interest expense as the mortgage receivables are being repaid.

The net loss for the nine months ended September 30, 2005 was $62,464 as compared to $1,025,835 for the nine months ended September 30, 2004. This loss for the period is attributable to the reduction in sales and lower margins.

Basic and diluted loss per share for the nine months ended September 30, 2005 were $0.02 compared to $0.37 for the same period last year. Earnings per share were calculated based on the weighted average number of common shares of 2,755,214 for both periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a negative net change in cash of $543,030 for the nine months ended September 30, 2005. The majority of these funds were used to pay down bank debt and funding working capital. Funds have been received from related companies to reduce the mortgages outstanding.

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